Form 10-Q
period 1996-04-30
CMC INDUSTRIES INC
filed 1996-06-14
CIK 913270

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

                                   (MARK ONE)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                        COMMISSION FILE NUMBER:  0-22974

                              CMC INDUSTRIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE                                                    62-1434910
(STATE OR OTHER JURISDICTION OF                             (I.R.S. EMPLOYER
INCORPORATION OF ORGANIZATION)                              IDENTIFICATION NO.)

4950 PATRICK HENRY DRIVE, SANTA CLARA, CA                   95054
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                    (ZIP CODE)

                        -------------------------------

                                 (408) 982-9999
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                        -------------------------------

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

YES [X] NO [ ]

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LAST PRACTICABLE DATE.

                COMMON STOCK, $.01 PAR VALUE - 6,660,251 SHARES
                         OUTSTANDING AS OF MAY 31, 1996

                                    INDEX


                         PART I - FINANCIAL INFORMATION


     Item 1.  Condensed Consolidated Financial Statements (Unaudited):

                     Balance Sheets                                     3

                     Statements of Income                               4

                     Statements of Cash Flows                           5

                     Notes to Financial Statements                      6



     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                       7-12



                          PART II - OTHER INFORMATION


     Item 1.  Legal Proceedings                                         13

     Item 6.  Exhibits and Reports on Form 8-K                          13



     Signatures                                                         14

                            CMC Industries, Inc.
                    Condensed Consolidated Balance Sheets
                               (In thousands)

                                  UNAUDITED




                                                                        April 30, 1996                       July 31, 1995
                                                                      ------------------                   ------------------
                  ASSETS

Current assets
  Cash and cash equivalents                                           $            248                       $           89
  Accounts receivable, net                                                      17,786                               10,235
  Accounts and notes receivable from affiliate                                  10,083                               13,924
  Inventories                                                                   23,908                               26,006
  Other current assets                                                             751                                1,712
                                                                      ----------------                       --------------
    Total current assets                                                        52,776                               51,966

  Plant and equipment, net                                                       9,280                                7,042
  Investment in preferred stock of affiliate                                     5,884                                5,884
  Other assets                                                                   1,094                                1,072
                                                                      ----------------                       --------------
                                                                      $         69,034                       $       65,964
                                                                      ================                       ==============
     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Notes payable under lines of credit                                 $          9,593                       $       10,303
  Current portion of long-term debt                                              1,508                                1,607
  Accounts payable                                                              18,212                               13,291
  Other current liabilities                                                      5,603                                5,026
                                                                      ----------------                       --------------
    Total current liabilities                                                   34,916                               30,227

  Long-term debt                                                                 5,247                                6,341
  Other liabilities                                                                887                                1,058
                                                                      ----------------                       --------------
    Total liabilities                                                           41,050                               37,626

Stockholders' equity
  Common stock                                                                      61                                   61
  Additional paid-in capital                                                    27,320                               27,299
  Retained earnings                                                              1,536                                1,911
  Equity adjustment for pension liability                                         (933)                                (933)
                                                                      ----------------                       --------------
    Total stockholders' equity                                                  27,984                               28,338
                                                                      ----------------                       --------------

                                                                      $         69,034                       $       65,964
                                                                      ================                       ==============

See notes to condensed consolidated financial statements.

                             CMC Industries, Inc..
                  Condensed Consolidated Statements of Income
                     (In thousands, except per share data)

                                   UNAUDITED





                                                               Three months ended                      Nine months ended
                                                                    April 30,                              April 30,
                                                        --------------------------------         ------------------------------
                                                             1996            1995                    1996           1995
                                                          ---------        ---------               --------       ---------
  Net sales                                             $      42,944   $      33,511            $    123,334   $    110,699
  Cost of sales                                                40,155          33,945                 115,966        104,549
                                                        -------------   -------------            ------------   ------------

  Gross Profit                                                  2,789            (434)                  7,368          6,150

  Selling, general and administrative expenses                  1,899           2,000                   6,765          5,316
                                                        -------------   -------------            ------------   ------------

  Operating Income (Loss)                                         890          (2,434)                    603            834

  Interest expense, net                                           403             453                   1,178          1,222
                                                        -------------   -------------            ------------   ------------

  Income (Loss) Before Income Taxes                               487          (2,887)                   (575)          (388)

  Provision (Benefit) for income taxes                            187          (1,769)                   (200)          (821)
                                                        -------------   -------------            ------------   ------------

  Net income (loss)                                     $         300   $      (1,118)           $       (375)  $        433
                                                        =============   =============            ============   ============

  Net income (loss) per common share                    $        0.05   $       (0.18)           $      (0.06)  $       0.07

  Weighted average shares outstanding                           6,377           6,258                   6,313          6,255
                                                        =============   =============            ============   ============


  See notes to condensed consolidated financial statements.

                              CMC Industries, Inc.
                Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                   UNAUDITED



                                                                                      Nine Months Ended April 30,
                                                                                   ---------------------------------
                                                                                       1996                 1995
                                                                                    ----------           ----------
  CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income (loss)                                                              $       (375)        $         433

    Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
      Depreciation and amortization                                                       1,391                 1,188
      Loss on disposal of assets                                                              0                    49
      Change in assets and liabilities:
        Receivables                                                                      (3,710)               (3,213)
        Inventories                                                                       2,098                 2,567
        Accounts payable                                                                  4,921                (3,725)
        Other assets and liabilities                                                      1,300                (1,684)
                                                                                   ------------         -------------

  Net cash provided by (used in) operating activities                                     5,625                (4,385)
                                                                                   ------------         -------------
  CASH FLOWS FROM INVESTING ACTIVITIES:

    Capital expenditures                                                                 (3,584)                 (850)
    Proceeds from disposition of assets                                                       0                   115
                                                                                   ------------         -------------

  Net cash used in investing activities                                                  (3,584)                 (735)
                                                                                   ------------         -------------

  CASH FLOWS FROM FINANCING ACTIVITIES:

    Borrowings under lines of credit, net                                                  (710)                6,091
    Principal payments on long-term debt                                                 (1,193)               (1,256)
    Proceeds from issuance of stock                                                          21                    18
                                                                                   ------------         -------------

  Net cash provided by (used in) financing activities                                    (1,882)                4,853
                                                                                   ------------         -------------

  Net increase (decrease) in cash and cash equivalents                                      159                  (267)

  Cash and cash equivalents at beginning of period                                           89                   286
                                                                                   ------------         -------------

  Cash and cash equivalents at end of period                                       $        248         $          19
                                                                                   ============         =============

  See notes to condensed consolidated financial statements.

                              CMC Industries, Inc.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary to present fairly the financial position and results of operations and cash flows in conformity with generally accepted accounting principles. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1995.

     Net income per common and common equivalent share has been computed on the basis of the weighted average number of common shares outstanding and dilutive common stock equivalent shares outstanding during the respective periods. Common equivalent shares consist of stock options included in the computation of net income per share using the treasury stock method.

     Certain amounts previously reported have been reclassified to conform to current period classification.

     NOTE 2 - INVENTORIES

     The components of inventories were as follows (in thousands):


                                                April 30,     July 31,
                                                  1996         1995
                                                ---------    --------
     Raw materials and purchased components     $ 17,007     $ 18,755
     Work-in-process                               6,642        6,921
     Finished goods                                  259          330
                                                --------     --------
                                                $ 23,908     $ 26,006
                                                ========     ========

     NOTE 3 - SUBSEQUENT EVENT

     In May 1996, the Company completed a private offering of an aggregate of 436,037 shares of the Company's Common Stock and Warrants to purchase an aggregate of 168,963 shares of the Company's Common Stock. After deducting expenses of the private offering payable by the Company currently estimated to be approximately $100,000, the net proceeds of the private offering were $2,407,000.

                              CMC INDUSTRIES, INC.
     Item 2
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     GENERAL

     CMC Industries, Inc. ("CMC" or the "Company") was incorporated in 1990 to acquire from Alcatel Network Systems, Inc. ("Alcatel"), certain businesses operated from 1960 to 1987 by ITT and from 1987 to 1990 by Alcatel, n.v., a joint venture between ITT and Compagnie Generale d'Electricite. In August 1993, the Company transferred certain assets and related liabilities associated with its telecommunications business to Cortelco Systems Holding Corp. ("Cortelco"), a newly-formed company owned by certain of the Company's existing stockholders, in exchange for 1,000,000 shares of Preferred Stock of Cortelco. These transactions effectively transferred to Cortelco all of the Company's assets and liabilities not related to its contract manufacturing business. This restructuring allows CMC to focus on contract manufacturing services while Cortelco pursues the development and distribution of telephones and telecommunications products.

     Set forth below are analyses of the Company's results of operations for the three months and nine months ended April 30, 1996.

     RESULTS OF OPERATIONS

     Net sales for the third quarter of fiscal year 1996 increased by approximately 28% to $42.9 million from $33.5 million for the corresponding quarter of the prior year. Net sales for the nine months ended April 30, 1996 were $123.3 million, an 11% increase over net sales of $110.7 million for the same period of the prior year. The increases were accomplished as sales to new customers offset a decline in sales to the Company's historical customer base. Sales to new customers accounted for approximately 38% of the Company's total revenues in the third quarter of fiscal 1996.

     Gross profit (loss) for the third quarter of fiscal 1996 was $2.8 million or 6.5% of net sales, as compared to $(0.4) million or (1.3)% of net sales for the third quarter of fiscal 1995. Gross profit for the first nine months of fiscal 1996 was $7.4 million or 6.0% of sales, as compared to $6.2 million or 5.6% of net sales in the same period of the prior year. The gross margin improvement on a year-to-year basis principally resulted from improved operating efficiency related to higher volume and a stronger mix of higher margin new business.

     Selling, general and administrative expenses were $1.9 million or 4.4% of net sales in the third quarter of fiscal 1996, as compared to $2.0 million or 6.0% of net sales for the third quarter of fiscal 1995. Such expenses were $6.8 million or 5.5% of sales in the first nine months of fiscal 1996, as compared to $5.3 million or 4.8% of sales for the corresponding period of the prior year. The increase in expenses in fiscal 1996 was primarily due to additions to the Company's management team and sales force, increases in expenses incurred to improve program management and customer service in an effort to increase profitability in future periods and non-recurring charges of $792,000 (recorded in the first quarter of fiscal 1996) related to restructuring of the Company's business.

     Net interest expense for the third quarter and nine months ended April 30, 1996 was $403,000 and $1,178,000, respectively, as compared to $453,000 and $1,222,000, respectively, for the corresponding periods of the prior year.

     The Company's effective tax rate for the third quarter and nine months ended April 30, 1996 was approximately 38% and 35%, respectively. The Company's effective tax rate was approximately 38% throughout the first nine months of fiscal year 1995, with the exception of the recording of a non-recurring income tax benefit resulting from recognition of prior year research and development credits. The fluctuation from period to period in the current fiscal year resulted from the amortization of goodwill, which was treated as an expense for financial purposes but was not deductible for tax purposes. As income increases, the Company expects its effective tax rate to be approximately 38%.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary bank credit facility is comprised of a revolving credit line of $17 million and an $8 million term loan amortizing over five years beginning in February 1995. The loan agreement contains financial covenants related to the Company's net worth and debt service coverage and restricts capital expenditures. At April 30, 1996, total borrowings under this facility were $8.9 million under the revolving credit line and $6.5 million on the term loan. The Company also has a $4.5 million revolving credit facility with another financial institution. Outstanding borrowings under this facility were $0.7 million at April 30, 1996.

     In May 1996, the Company raised approximately $2.5 million through a placement to private investors of an aggregate of 436,037 shares of the Company's Common Stock and Warrants to purchase an aggregate of 168,963 shares of the Company's Common Stock. The purpose of the private offering was principally to provide additional financial flexibility to take advantage of business opportunities as they arise. The proceeds have been used initially to repay bank loans made under the Company's revolving credit lines.

     The Company's operations generated cash of $5.6 million in the nine months ended April 30, 1996. Cash was provided by net income before depreciation and amortization of $1.1 million, an increase in accounts payable of $4.9 million, a decrease in inventories of $2.1 million and a $1.3 million change in other assets and liabilities. Cash was used to fund a $3.7 million increase in receivables, largely attributable to higher sales levels and, to a lessor degree, an overdue receivable of $0.6 million from a former customer. The Company has filed a claim to collect the delinquent accounts receivable and $1.3 million for inventory purchased to fill orders placed, and subsequently canceled, by this customer. The Company believes that the claim will be resolved without a material and adverse impact to the Company's financial position or results of operations; however, if all or a significant portion of this claim becomes uncollectible, the Company's operating results and cash flows could be materially and adversely affected.

     The Company expended $3.6 million to acquire manufacturing equipment, primarily surface mount, during the nine months ended April 30, 1996. During this period, the Company also used cash of $1.2 million to repay long-term debt and $0.7 million to reduce borrowings under the Company's bank credit lines.

     The Company's future needs for financing include increases in working capital as required to support sales growth and purchases of advanced manufacturing equipment. The Company expects to meet its short-term liquidity requirements generally through net cash provided by operations, vendor credit
terms and short-term borrowings under its lines-of-credit.   The Company
currently believes that cash flows from operations and available credit facilities will satisfy the Company's working capital requirements through the next twelve months. The Company may also choose to seek additional financing as needed to pursue growth opportunities; however, there can be no assurance that such financing will be available on terms acceptable to the Company, if at all.

                                  RISK FACTORS


     This "Risk Factors" section contains certain forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of certain of the risk factors set forth below and elsewhere in this document. In addition to the other information contained and incorporated by reference in this document, the following risk factors should be considered carefully in evaluating the Company and its business.

     POTENTIAL FLUCTUATIONS IN OPERATING RESULTS

     The Company's operating results are affected by a number of factors, including the mix of manufacturing projects, capacity utilization, price competition, the degree of automation that can be used in the assembly process, the efficiencies that can be achieved by the Company in managing inventories and fixed assets, the timing of orders from major customers, fluctuations in demand for customer products, the timing of expenditures in anticipation of increased sales, customer product delivery requirements, increased costs and shortages of components or labor, and economic conditions generally. All of these factors can cause substantial fluctuations in the Company's operating results. The Company's expense levels are based, in part, on its expectations as to future revenues and to a large extent are fixed in the short term. Accordingly, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in revenues, and any significant shortfall of demand in relation to the Company's expectations or any material delay of customer orders could have an almost immediate material adverse effect on the Company's operating results. As a result, it is possible that in some future period the Company's operating results could fail to meet the expectations of public market analysts or investors. In such event, or in the event that adverse conditions prevail or are perceived to prevail generally or with respect to the Company's business, the price of the Company's Common Stock could drop significantly.

     CUSTOMER CONCENTRATION; DEPENDENCE ON INDUSTRY TRENDS

     A small number of customers are currently responsible for a significant portion of the Company's net sales. In the nine months ended April 30, 1996 and the fiscal years 1995 and 1994, the Company's four largest customers for such periods accounted for approximately 67%, 69%, and 75%, respectively, of
consolidated net sales.   Any material delay, cancellation or reduction of
orders from these or other customers could have a materially adverse effect on the Company's results of operations.

     The percentage of the Company's sales to its major customers may fluctuate from period to period. Significant reductions in sales to any of these customers could have a materially adverse effect on the Company's results of operations. In addition, customer contracts can be canceled and volume levels can be changed or delayed. The timely replacement of canceled, delayed or reduced contracts with new business cannot be assured. These risks are exacerbated because a majority of the Company's sales are to customers in the communications sector of the electronics industry, which is subject to rapid technological change and product obsolescence. The factors affecting these industries in general, or any of the Company's major customers in particular, could have a materially adverse effect on the Company's results of operations.

     COMPETITION

     The electronics manufacturing services industry is comprised of a large number of companies, several of which have achieved substantial market share. The Company also faces competition from current and prospective customers which evaluate the Company's capabilities against the merits of manufacturing products internally. The Company competes with different companies depending on the type of service or geographic area. Certain of the Company's competitors have broader geographic breadth. They also may have greater manufacturing, financial, research and development and marketing resources than the Company. The Company believes that the primary basis of competition in its targeted markets is manufacturing technology, quality, responsiveness, the provision of value-added services and price. To be competitive, the Company must provide technologically advanced manufacturing services, high product quality levels, flexible delivery schedules and reliable delivery of finished products on a timely and price competitive basis. The Company currently may be at a competitive disadvantage as to price when compared to manufacturers with lower cost structures, particularly with respect to manufacturers with established facilities where labor costs are lower.

     SHORTAGES OF ELECTRONICS COMPONENTS

     Most of the Company's net sales are derived from turnkey manufacturing services in which the Company procures components from third-party suppliers and bears the risk of component shortages. The electronics industry has been characterized by shortages from time to time in semiconductor and other components, which shortages have led to allocations by third-party suppliers. The Company's inability to procure desired supplies of certain components has in the past led, and may in the future lead, to some delays in shipments by the Company to its customers. These delays to date have not had a material adverse effect on the Company's results of operations. If these component shortages persist or intensify, however, the Company may not be able to secure quantities required to fulfill customer orders, which could result in delays in shipments, or cancellation or delays in customer orders, each of which could have a material adverse effect on the Company's results of operations.

     MANAGEMENT OF GROWTH

     There can be no assurance that the Company will successfully manage the integration of new business. In addition, the Company may experience certain inefficiencies as it manages geographically dispersed operations. Should the Company increase its expenditures in anticipation of a future level of sales which does not materialize, its profitability could be adversely affected. On occasion, customers may require rapid increases in production which can
place an excessive burden on the Company's resources.   There can be no
assurance that the Company will be capable of meeting the demands placed upon the Company's resources by these or any other customers.

     ENVIRONMENTAL COMPLIANCE

     The Company is subject to a variety of environmental regulations relating to the use, storage, discharge and disposal of hazardous chemicals used during its manufacturing process. Any failure by the Company to comply with present and future regulations could subject it to future liabilities or the suspension of production. In addition, such regulations could restrict the Company's ability to expand its facilities or could require the Company to acquire costly equipment or to incur other significant expenses to comply with environmental regulations. In this regard, see "Legal Proceedings."

     RISK OF DEFECTS

     The electronics products manufactured for customers by the Company are highly complex and may at times contain undetected design and/or manufacturing errors or failures. Such defects have been discovered in the past, and there can be no assurance that, despite the Company's quality control and quality assurance efforts, such defects will not occur in the future. If such defects occur in quantities or too frequently, the Company's business, and operating results may be materially and adversely affected.

     DEPENDENCE ON KEY PERSONNEL AND SKILLED EMPLOYEES

     The Company's continued success depends to a large extent upon the efforts and abilities of key managerial and technical employees. The loss of services of certain key personnel could have a material adverse effect on the Company. The Company's business also depends upon its ability to continue to attract and retain senior managers and skilled employees. Failure to do so could have a material adverse effect on the Company's operations.

     POSSIBLE VOLATILITY OF MARKET PRICE OF COMMON STOCK

     The trading price of the Company's Common Stock is subject to significant fluctuations in response to variations in quarterly operating results, general conditions in the electronics manufacturing services industry as well as the industries of the Company's customers, and other factors. In addition, the stock market is subject to price and volume fluctuations which affect the market price for many high technology companies in particular, and which may be unrelated to operating performance. There can be no assurance as to the trading price of the Company's Common Stock at any time in the future.

                    CMC INDUSTRIES, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

     ITEM 1 - LEGAL PROCEEDINGS

     In December 1993, the Company retained the services of an industrial safety consultant to assist in quantifying the potential exposure to the Company in connection with clean-up and related costs of a former manufacturing site, commonly known as the ITT Telecommunications site in Milan, Tennessee. The consultant initially estimated that the cost to remove the contaminated soil and deliver it to an appropriate hazardous waste site would be approximately $200,000. Based upon this advice, the Company subsequently entered into a voluntary agreement to investigate the site with the Tennessee Department of Environment and Conservation. In addition, the Company agreed to reimburse a tenant of the site $115,000 for expenditures previously incurred to investigate environmental conditions at the site. The Company recorded a total provision of $320,000 based on these estimates. Information discovered and developed by the Company's new environmental consultant investigating the site has led that expert to estimate that a full study and short-term and long-term remediation of the site may cost between $3 and $4 million, although there can be no assurance as to the actual cost of such a study and remediation.
However, the Company believes that other parties that have heretofore not participated in the site investigation effort and its expenses can and will be brought into this matter by the State of Tennessee and that such parties may be held statutorily liable for such remediation. The Company has not been designated as a potentially responsible party by the State of Tennessee with respect to the site. However, there can be no assurance that the Company will not be so designated or that any third parties will not assert claims against the Company relating to remediation of the site. In the event the Company is so designated or any such claim is made, the Company believes it has numerous defenses which it will vigorously assert. There can be no assurance that if the Company is so designated or any claim is asserted, defense or resolution of such matter will not have a material adverse effect on the Company's financial position or results of operations.

     In addition, the Company is involved from time to time in other litigation incidental to its business. The Company believes that the outcome of current other litigation will not have a material adverse effect upon the results of operations or financial condition of the Company and will not disrupt the normal operations of the Company.

     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits.
           27  Financial Data Schedule (for SEC use only)

      (b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the quarter ended April 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           CMC INDUSTRIES, INC.
                                           ------------------------
                                           Registrant



Date:  June 13, 1996                       Matthew G. Landa /s/
                                           ------------------------
                                           Matthew G. Landa
                                           President and Chief Executive
                                           Officer




Date:  June 13, 1996                       Andrew J. Moley /s/
                                           ------------------------
                                           Andrew J. Moley
                                           Chief Operating and Financial
                                           Officer