Form 10-K405
period 1996-07-31
CMC INDUSTRIES INC
filed 1996-10-29
CIK 913270

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[x] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee required]

                    For the fiscal year ended July 31, 1996


[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No fee required]
     For the transition period from ____ to ___

                        Commission file number:  0-22974

                              CMC INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

DELAWARE                                           62-1434910
(State of incorporation)                           (IRS Employer Identification
                                                   No.)


4950 PATRICK HENRY DRIVE, SANTA CLARA, CA          95054
(Address of principal executive offices)           (Zip Code)


     Registrant's telephone number, including area code:  (408) 982-9999

Securities registered pursuant to Section  12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
    [ ]     [ ]
     X
    Yes     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ]

State the aggregate market value of the voting stock held by non-affiliates of
the registrant:   $34,924,833 at October 8, 1996.

Shares of Common Stock, $.01 par value per shares outstanding at September 30, 1996: 6,665,946

                      DOCUMENTS INCORPORATED BY REFERENCE

Documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

Portions of the Proxy Statement relating to the 1996 Annual Meeting of
Shareholders:   Part III

Portions of the 1996 Annual Report to Shareholders:   Part II

                                     PART I

ITEM 1.  BUSINESS

     CMC, together with its predecessor business, has been a leading manufacturer of telecommunications systems and equipment for over 30 years.
The Company was incorporated in 1990 to acquire from Alcatel Network Systems, Inc. ("Alcatel"), certain businesses operated from 1960 to 1987 by ITT and from 1987 to 1990 by Alcatel, n.v., a joint venture between ITT and Compagnie Generale d'Electricite. In August 1993, the Company transferred certain assets and related liabilities associated with its telecommunications business to Cortelco Systems Holding Corp. ("Cortelco") in exchange for 1,000,000 shares of Preferred Stock of Cortelco. These transactions effectively transferred to Cortelco all of the Company's assets and liabilities not related to its contract manufacturing business. The Company has provided independent contract manufacturing services to a diverse base of customers in both the telecommunications and computer electronics industries.

     The Company manufactures a wide range of products for its customers including sophisticated telecommunications equipment, computer peripherals and subassemblies and printed circuit board ("PCB") assemblies. CMC provides a wide range of manufacturing services primarily focusing on the manufacture of PCB assemblies utilizing automated pin-through-hole technology ("PTH") and surface mount technology ("SMT"). PTH technology involves the attachments of electronic components to a PCB by inserting the leads of the components through holes in the board and soldering the leads on the underside of the board. More recently introduced is SMT technology which involves the attachment of electronic components directly to the surface of the board, and accordingly permits components to be mounted on each side of the board. In addition, the Company provides assembly and test, procurement of materials, distribution, product design and engineering support services. The Company has manufacturing facilities in Corinth, Mississippi and Santa Clara, California (Silicon Valley) and believes that these locations enable it to meet the cost and geographic distribution requirements of its customers. The Company's major customers include Cortelco, IBM Corporation ("IBM"), Global Village Communications ("Global Village") and Harris Corporation ("Harris").

     Customers and Markets

     CMC provides contract manufacturing services to major telecommunications OEMs as well as suppliers of computer monitors, computer peripherals, data networking equipment and other electronic components. CMC's customers sell the manufactured products to domestic and worldwide markets. The following table lists the Company's four largest customers in fiscal 1996 and describes the products manufactured by CMC for such customers, the services provided and contract expiration (if applicable):

================================================================================================================================
    Customer                          Product                               Services Provided                         Contract
                                                                                                                     Expiration
--------------------------------------------------------------------------------------------------------------------------------
IBM                     Computer monitors, workstations, PS-2         Materials procurement; volume               Not applicable
                        monitor board assemblies                      assembly; final assembly; testing

Cortelco                Telephones, ISDN equipment, key and           Materials procurement; manufacturability    July 31, 1997
                        PBX/ACD systems, central office               study; testing procedures; volume
                        switches                                      assembly; plastic injection molding;
                                                                      in-circuit, final and system testing

Global Village          Date Communications Equipment                 Material procurement; manufacturability     Not applicable
                                                                      and testability studies; volume assembly;
                                                                      testing

Harris                  Teleset, PBX systems                          Materials procurement; testability and      Not applicable
                                                                      manufacturability studies; volume
                                                                      assembly; plastic injection molding;
                                                                      testing
================================================================================================================================

     Telecommunications products have been manufactured at CMC's facility in Corinth for over 30 years. From 1960 to 1987, the operations at Corinth were owned and operated by ITT, which established a reputation for quality manufacturing of telecommunications products and services to its customers.
The Company believes the telecommunications manufacturing expertise that it has acquired over three decades is a competitive strength, allowing it to meet customer requirements for strict quality control, prompt turnaround and flexible response to design changes. Capitalizing on this expertise, the Company has expanded into the manufacture of computer equipment and related peripherals, uninterruptable power supplies and data terminals.
The Company is seeking to leverage its capacity and manufacturing expertise by expanding sales to new customers with products that are similar to its current customer base in the telecommunications, data communications, computer related products and value-added electronics industries.

     The Company offers contract manufacturing services to its customers on both a turnkey and consignment basis, with over 90% of the Company's net sales derived from turnkey projects. On turnkey contracts, the Company both procures the components and other supplies and provides full manufacturing services. On consignment contracts, the customer provides the components and other supplies to the Company, and the Company charges for only labor and overhead. The establishment of a turnkey relationship requires significant investment of resources by both the OEM customer and the contract manufacturer. The OEM must incur expense to qualify the manufacturer by certifying the quality of its processes and services and, in some cases, must also qualify the contract manufacturer's sources of component supply. The OEM must also work with the contract manufacturer to refine product design and manufacturing processes in order to optimize manufacturability. The Company believes that OEMs seek to establish relationships with turnkey manufacturing partners that they perceive will be able to meet their production requirements over a long period of time and successive product generations. Once this relationship is established, the Company believes that OEMs typically experience significant difficulty in reassigning a turnkey project to a new manufacturer or in moving the project in-house. Accordingly, the Company believes that its emphasis on turnkey manufacturing results in greater stability of its customer base. However, the Company's results of operations may be materially adversely affected in the event customers for whom the Company is in the process of manufacturing products should reschedule their existing and forecast orders for the products. Such rescheduling would result in inefficient utilization of equipment and personnel dedicated to the manufacture of the specific products.

     CMC develops and maintains customer relationships through the efforts of Company management, program managers, project engineers and customer service personnel. Project engineers and customer service personnel receive extensive training in the Company's manufacturing and service capabilities in order to respond to the specific needs of CMC's customers. CMC's project engineers work with the customers' engineers and technical personnel to ensure a close working relationship and understanding of the customers' needs.

     The Company's four largest customers in fiscal 1996 and their respective percentages of CMC's net sales for 1996 and 1995, respectively, were as follows: Cortelco, 23% and 32%; IBM, 17% and 24%; Global Village, 13% and 0%; Harris, 10% and 8%.

     The Company derives revenues primarily from OEM arrangements which prohibit the selling of the products manufactured to anyone other than the OEM. As such, the Company does not normally allow returns except for repair of defective material. In such cases, the Company charges the customer for the repair unless the defect resulted from faulty manufacturing and occurred within the warranty period. This policy applies to both affiliated and non-affiliated customers.

     It has been the Company's experience that orders for production of a given product or product line typically decline over time as the customer's product or product line matures. The Company manufactures single-line telephones, telephone systems and system proprietary telephones for Cortelco. Cortelco's single-line subsets are "mature" products with major product development concentrated on system products. The Company manufactures several monitor printed circuit board assemblies and complete monochrome monitors for IBM, most of which are in the latter stages of their life cycle. The Company manufactures telephones and printed circuit board assemblies for telephone
systems for Harris and data communications equipment for Global Village.   The
products supplied to Harris and Global Village are considered "mid-life." In the event that the Company is unable to compensate for the reduction in sales of a given product over time through production of replacement or new products for such customer or alternative customers, the Company's revenues and operating results could be adversely affected.

MANUFACTURING

     Services

     CMC provides complete turnkey manufacturing solutions for its customers from its vertically integrated 350,000 square foot facility in Corinth, Mississippi. The Company's turnkey manufacturing services include component procurement and testing, PCB assembly using both SMT and PTH, post-assembly PCB testing, in-circuit test development, assembly of PCBs and other components into final products, and product design and engineering support services. The Company provides a complete, vertically-integrated manufacturing solution with manufacturing capabilities as diverse as plastic injection molding, wire/cable assembly, final unit assembly and testing. The Company delivers finished products to the OEM or, if requested, delivers products directly to the OEMs' customers.

     The Company offers comprehensive and advanced manufacturing solutions to its customers. The Company's broad range of manufacturing capabilities includes both automated PTH and more advanced SMT processes, vertical capabilities as diverse as plastic injection molding, wire/cable assembly and final assembly and testing, and additional services such as component procurement and testing, product design and engineering support services. Accordingly, the Company's production processes can accommodate the manufacture of a broad range of telecommunications and electronics components and products. While the Company continually seeks to improve the flexibility of its production systems, the commencement of production of new products typically involves startup costs, lower yields and other inefficiencies. Achievement of volume production of a new product at the Company's Corinth facility typically requires a period as short as several days for products substantially similar to those previously manufactured by the Company, to as many as several months for completely new products.

     Since turnkey manufacturing may be a substitute for all or a portion of a customer's in-house manufacturing capability, continuous technical and administrative communication between the Company and its customer is required. CMC establishes a close relationship with each OEM partner in the early stages of product development to assist the OEM partner in the evaluation of board designs and thereby improve manufacturability and testability. Building on this knowledge, CMC's technical staff monitors manufacturing process yields to propose engineering changes for product improvement and cost reductions. Certain of the products manufactured by CMC are in the early stages of their life cycle and may therefore have ongoing design or engineering changes. The Company believes a critical element of turnkey manufacturing services is an ability to respond rapidly to engineering design changes. Because of its history of design and manufacturing, particularly in the telecommunications industry, and its close working knowledge of its customers' products, the Company believes it is better able to meet its customers' needs.

     Another key element in turnkey manufacturing services is the procurement of materials, which consists of the planning, purchasing, expediting, warehousing and financing of the components and material required to assemble a PCB or system-level assembly. OEMs increasingly have required contract manufacturers to purchase all or some components directly from component manufacturers or distributors and to warehouse and finance the components and materials. The Company orders materials and components based on purchase orders received and accepted and seeks to minimize its inventory of materials or components that are not identified for use in filling specific orders. Electronic components are purchased directly by CMC and, in certain circumstances, the Company bears the risk of component price fluctuations. The electronics industry has been characterized by shortages from time to time in microprocessors and other semiconductor components, which shortages have led to
allocations by third-party suppliers.   These delays to date have not had a
material adverse effect on the Company's results of operations. If component shortages occur, the Company may not be able to secure quantities required to fulfill orders, which could result in delays in shipments, cancellation or delays in orders, or losses resulting from price increases by suppliers of parts or components, which could have a material adverse effect on the Company's results of operations.

     CMC's California operations provide consignment assembly services as well as turnkey manufacturing services at its 74,000 square foot facility in Santa Clara. The California plant is strategically located in Silicon Valley to service emerging and rapidly growing OEM customers, many of which have not established manufacturing operations. The California operation provides manufacturing services that include prototype boards, testing services and assembly services utilizing PTH and SMT.

     Processes

     CMC manufactures for its customers a wide variety of complex, technologically advanced products that require a coordinated manufacturing process combining advanced manufacturing technology with computerized in-circuit, final, and system testing techniques. Such manufacturing primarily involves attachment of electronic components to PCBs using either PTH or SMT. CMC seeks to add product lines that require advanced technological processes, in order to further develop its manufacturing expertise. Company employees regularly attend training seminars on the latest developments in manufacturing technologies.

     In PTH production, components are attached by pins (also called "leads") inserted through and soldered to plated holes in the PCB. In SMT production, the leads on integrated circuits and other electronic components are soldered to the surface of the PCB rather than inserted into holes. SMT can accommodate a substantially higher number of leads in a given area than PTH, thereby permitting the PCB to interconnect a greater density of integrated circuits, which permits tighter component spacing and a reduction in the PCB dimensions. Additionally, SMT allows components to be placed on both sides of the PCB, thereby permitting even greater density. The substantially finer lead-to-lead spacing or "pitch" in SMT requires a manufacturing process far more exacting than the PTH interconnect products. Because of their high number of leads, most very large scale integrated circuits are configured for SMT production.

     The Company utilizes a computerized material requirements planning system to direct the flow of materials through the manufacturing cycle. Printed circuit board assemblies with PTH components are assembled using automatic insertion machines for all eligible components, including axial, dual inline package, radial and square-wire pins, which for most products allows over 90% of the total PTH components to be automatically inserted. Manually assembled components are either purchased or prepared in-house to allow for "drop-in" assembly on a moving assembly conveyor that feeds the PCB assemblies directly into an automated soldering system that solders the pins to the PCB. For SMT printed circuit assemblies, CMC has full capability to run either "top-side," "bottom-side" or "mixed-technology" PCB assemblies. Equipment capabilities include screen-printing with vision and computer-controlled alignment; high-speed, in-line epoxy dispensing; surface-mount component placement with speeds up to 25,000 components per hour per machine; assembly of fine-pitch components and computer-controlled infrared reflow soldering.

     The Company subjects assembled and soldered boards to board-level in-circuit and functional testing. As part of the final unit assembly process, the Company also functionally tests all products to verify conformance to customer specifications. If desired, product testing can include burn-in at elevated temperatures utilizing the Company's in-house burn-in chambers. Printed circuit boards utilized for telecommunication systems receive final system tests to verify the functional integrity of each system.

     Quality

     The Company believes that the quality of its manufacturing and customer services is critical to customer satisfaction and long-term success. CMC has emphasized the pursuit of high quality for many years. From 1960 to 1987, CMC's Corinth facility was part of ITT, which pioneered many quality improvement processes. Many of CMC's manufacturing and customer support personnel were trained in quality principles and practices as employees of ITT. CMC's quality assurance engineers have for many years received training through in-house programs and by attending seminars, including enrollment in The ITT Quality College.

     The Company has achieved ISO 9002 certification at both its California and Mississippi Operations. The Company believes that the process of attaining ISO 9002 certification serves as an excellent tool for quality improvement, enabling the Company to provide consistency and excellence in its products and services. Also, the Company believes that ISO 9002 certification offers competitive advantages in that some potential customers prefer or require manufacturers who have achieved such certification. The Company believes that compliance with ISO 9002 will allow the Company to expand its bid opportunities, especially with customers who participate in world-wide markets.

     ENVIRONMENTAL CONTROLS

     The Company is subject to a variety of regulations concerning environmental laws related to the use, storage, discharge and disposal of hazardous chemicals utilized during the manufacturing process and constantly monitors its operations to avoid violations. Although the Company believes that its facilities are currently in compliance with applicable environmental laws, there can be no assurance that violations have not occurred and will not occur. In the event of any violations of environmental laws, the Company could be held liable for damages and for the costs of remedial actions and could also be subject to revocation of its effluent discharge permits. Any such revocation could require the Company to cease or limit production at either or both of its facilities, thereby having a material adverse impact on the Company's business and results of operations. To date, environmental regulations have not restricted the Company's ability to operate or expand its manufacturing operations or caused the Company to incur significant expense. Environmental laws, however, could become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with a violation. See "Legal Proceedings."

COMPETITION

     The contract manufacturing services industry is highly competitive. Competitive manufacturing services are available from many independent sources as well as in-house manufacturing operations of current and potential customers. In addition, certain large electronics manufacturers are transforming existing manufacturing facilities into contract manufacturing operations. The Company also competes with offshore contract manufacturers which, due to their lower labor rates, have become significant competitors with respect to high volume products or those with a high labor content. Many of the Company's competitors have substantially greater manufacturing capacity and financial and marketing resources than the Company, including significantly greater SMT capacity. If the Company were to become unable to compete effectively in terms of quality, delivery, advanced manufacturing, service or price, the Company's business, financial condition and results of operations could be materially adversely affected.

     The Company believes that its primary competitors are Solectron Corporation, Avex, Inc., Group Technologies Corporation, Flextronics International Ltd., Jabil Circuit, Inc., and SCI Systems, Inc. CMC believes that the primary competitive issues in the markets in which it focuses are quality of manufacturing processes, surface mount capacity and total production capacity, responsiveness to customer needs, price, quality, reliable delivery and financial resources. CMC believes that it competes favorably with respect to most of these factors. However, certain of the Company's competitors have greater SMT and total production capacity and greater financial resources than the Company. In addition, certain overseas competitors are able to offer low cost production for certain types of products, particularly those which require a higher labor content. To remain competitive, the Company must continue to expand its advanced manufacturing technologies, provide superior quality and service, and be price competitive. If the Company were to become unable to compete effectively in terms of quality, delivery, advanced manufacturing, service or price, the Company's business, financial condition and results of operations could be materially adversely affected.

     BACKLOG

     The Company's backlog, excluding orders from Cortelco, was approximately $30.5 million at July 31, 1996 and $45.7 million at July 31, 1995. Backlog consists of purchase orders received by the Company primarily for shipment within 180 days. Cortelco, an affiliate, purchases under a long-term supply contract and provides forecasts and purchase orders. The Company's order backlog from Cortelco was $5.9 million at July 31, 1996 and $11.4 million at July 31, 1995. Cancellation and postponement of purchase orders do occur, and the Company negotiates charges that vary depending on the time of the cancellation or postponement. Because of possible rescheduling and cancellation, backlog does not necessarily reflect future sales levels.

     PATENTS AND TRADEMARKS

     The Company owns four patents related to telephone equipment, but does not believe that patent or trademark protection is an important competitive factor in its market.

     EMPLOYEES

     At July 31, 1996, the Company had 1,014 full time employees and 100 temporary employees. At such date the Company had 929 hourly employees and 185 salaried employees, including 872 in manufacturing, 87 in manufacturing support, 81 in engineering and quality, 29 in sales and marketing, and 45 in general and administrative. None of the Company's employees are represented by a labor union, and the Company has never experienced a work stoppage or strike. The Company believes its relationships with its employees are good.

ITEM 2. PROPERTIES.

     The Company's principal facility is a 350,000 square foot manufacturing plant in Corinth, Mississippi. This plant is leased at the rate of $6,640 per annum, pursuant to a lease with the Industrial Development Board of Alcorn County, Mississippi, with options to renew the lease until 2060. The Company also leases a 74,000 square foot facility in Santa Clara, California and 20,000 square feet of warehouse space in Corinth, Mississippi. The Company believes that its facilities are adequate to meet its reasonably foreseeable requirements. The Company continually evaluates future requirements, but has no current plans to further expand its facilities.

ITEM 3. LEGAL PROCEEDINGS.


     In December 1993, the Company retained the services of an industrial safety consultant to assist in quantifying the potential exposure to the Company in connection with clean-up and related costs of a former manufacturing site, commonly known as the ITT Telecommunications site in Milan, Tennessee and more particularly described as a 50.1 acre tract surveyed by Construction Layout Service of Milan, Tennessee. The consultant initially estimated that the cost to remove the contaminated soil and deliver it to an appropriate hazardous waste site would be approximately $200,000. Based upon this advice, the Company subsequently entered into a voluntary agreement to investigate the site with the Tennessee Department of Environment and Conservation. In addition, the Company agreed to reimburse a tenant of the site $115,000 for expenditures previously incurred to investigate environmental conditions at the site. The Company recorded a total provision of $320,000 based on these estimates. In fiscal 1995, an environmental expert concluded that the cost of a full study combined with short and long-term remediation of the site may cost between $3 and $4 million. During fiscal 1996, the Company was excluded as a potentially responsible party ("PRP") by the State of Tennessee's Department of Environment and Conservation in relation to the former facility; however, Alcatel, Inc., a PRP named by the State of Tennessee's Department of Environment and Conservation and a former owner of the Company, is seeking
indemnification from the Company.   To date, no claims have been filed by
Alcatel; however, there can be no assurance that Alcatel or any other third parties will not assert claims against the Company relating to remediation of the site. In the event any such claim is made, the Company believes it has numerous defenses which it will vigorously assert. There can be no assurance that if any claim is asserted, defense or resolution of such matter will not have a material adverse effect on the Company's financial position or results of operations.

     The Company is involved from time to time in litigation incidental to its business. Management believes that the outcome of current litigation will not have a material adverse effect upon the results of operations or financial condition of the Company and will not disrupt the normal operations of the Company.


ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     On December 9, 1993, the Securities and Exchange Commission declared effective the Company's Registration Statement with respect to an initial public offering of 1,750,000 shares of Common Stock. The Common Stock is listed on the Nasdaq National Market under the symbol "CMCI."

     The following table sets forth, for the periods indicated, the high and low sale prices for the Company's Common Stock as reported by the Nasdaq Stock Market. Such prices represent prices between dealers and do not include retail mark-ups, mark-downs or commissions and may not represent actual transactions.

                                          High   Low
                                          ----   ---
Fiscal Year 1995:
----------------
First quarter                            $4.00  $2.75
Second quarter                            6.25   3.75
Third quarter                             5.13   1.75
Fourth quarter                            3.75   1.87

Fiscal Year 1996:
----------------
First quarter                             4.75   2.75
Second quarter                            4.63   3.63
Third quarter                             6.25   4.00
Fourth quarter                            9.19   5.75


     There were approximately 88 holders of record of the Common Stock as of September 30, 1996. The Company believes it had in excess of 1,000 beneficial shareholders as of September 30, 1996. The Company had 6,665,946 shares outstanding as of September 30, 1996.

     The Company has not paid any cash dividends and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.

     The Company's Selected Financial Data is hereby incorporated by reference to page 8 of its 1996 Annual Report to Shareholders. Such Annual Report is filed as Exhibit 13.1 hereto.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

     The Company's Management's Discussion and Analysis of Financial Condition and Results of Operation is hereby incorporated by reference to pages 9 through 16 of its 1996 Annual Report to Shareholders. Such Annual Report is filed as
Exhibit 13.1 hereto.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information set forth in the Consolidated Financial Statements contained in the 1996 Annual Report to Shareholders is incorporated herein by reference. An index to the Company's Consolidated Financial Statements is set forth at Part IV, Item 14(2) at page 11.

     The selected quarterly financial data set forth under the caption "Quarterly Results" at page 12 of the 1996 Annual Report to Shareholders is incorporated herein by this reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information with respect to the directors and executive officers of the Company is incorporated by reference from the Company's Proxy Statement relating to the 1996 Annual Meeting of Shareholders. Such Proxy Statement has been filed previously with the Securities and Exchange Commission.

ITEM 11. EXECUTIVE COMPENSATION.

     Certain information relating to executive compensation included in the Proxy Statement relating to the 1996 Annual Meeting of Shareholders is incorporated herein by reference. Such Proxy Statement has been filed previously with the Securities and Exchange Commission.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Certain information relating to stock ownership included in the Proxy Statement relating to the 1996 Annual Meeting of Shareholders is incorporated herein by reference. Such Proxy Statement has been filed previously with the Securities and Exchange Commission.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Certain information relating to transactions with management included in the Proxy Statement relating to the 1996 Annual Meeting of Shareholders is incorporated herein by reference. Such Proxy Statement has been filed previously with the Securities and Exchange Commission.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(1) EXHIBITS

Exhibit         Description
Number          -----------
3.1*            Restated Certificate of Incorporation.

3.2*            Amended and Restated Bylaws.

4.1*            Form of Common Stock Certificate.

4.2***          Securities Purchase Agreement, dated as of May 15, 1996, by and between the Company and each of the investors listed therein.

10.1*           Agreement and Plan of Reorganization between CMC Industries, Inc. and International Telecommunication
                Asia PTE, Ltd. dated as of October 2, 1993.

10.2*           Lease Agreement between The Board of Supervisors of Alcorn County, Mississippi and International
                Telephone and Telegraph Corp. dated August 1, 1961, as amended and supplemented and related documents.

10.3*           Lease Agreement between Corinth Telecommunications Corp. (now known as CMC Manufacturing, Inc.) and
                Douglas Jumper and Truitt Stockton d/b/a Jumper-Stockton Warehouses for the Pinecrest Road warehouse dated October 20, 1992.

10.4*           Lease Agreement between Corinth Telecommunications Corp. (now known as CMC Manufacturing, Inc.) and
                Douglas Jumper and Truitt Stockton d/b/a Jumper-Stockton Warehouses for the Sawyers Road warehouse dated October 20, 1992.

10.5*           Lease Agreement between Lincoln N.C. Realty Fund, Incorporated and Topaz Industries, Inc. dated April 8,
                1991.

10.6*           Loan and Security Agreement dated August 23, 1993 between CMC Manufacturing, Inc. and Continental
                Bank, N.A. and related documents.

10.7*           License Agreement between ITT Corporation and ITT Telecom Products Corporation (now known as CMC
                Manufacturing, Inc.) dated December 30, 1986.

10.8*           Manufacturing Agreement between Cortelco International, Inc. and CMC Manufacturing, Inc. dated October
                7, 1993.

10.9*           Purchase Agreement between GTE Communication Systems Corporation and CMC Manufacturing, Inc.
                dated April 1, 1994.

10.10*          Commercial Promissory Notes between Topaz Industries, Inc. and Bank of Communications dated January 2,
                1992 and February 9, 1993.

10.11*          Agreement between Cortelco International, Inc. and CMC Manufacturing, Inc. dated as of September 1,
                1993.

10.12*          Cortelco USA, Inc. (now known as CMC Manufacturing, Inc.) Profit Sharing Savings Plan and Trust for
                Salaried Employees.

10.13*          Hourly Pension Plan for Employees of ITT Telecom Products Corporation (now known as CMC
                Manufacturing, Inc.) at Corinth.

10.14*          CMC Industries, Inc. 1990 Equity Incentive Plan, as amended and restated.

10.15*          Form of Indemnification Agreement between CMC Industries, Inc. and certain officers and directors.

10.16**         Lease Agreement between Guzik Investments, L.P. and CMC Industries dated June 14, 1995.

13.1            1996 Annual Report to Shareholders.

21.1            Subsidiaries of the Registrant.

23.1            Consent of Independent Accountants.

* Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-1, Registration No. 33-70126.
** Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended July 31, 1995.
*** Incorporated by reference to exhibits filed with the Registrant's Current Report on Form 8-K filed the Securities and Exchange Commission on May 24, 1996.

(2)  FINANCIAL ON STATEMENTS AND SCHEDULES

     Consolidated Financial Statements of CMC Industries, Inc. and subsidiaries

       Consolidated Balance Sheets as of July 31, 1996 and 1995
       Consolidated Statements of Income for the Years Ended July 31, 1996, 1995 and 1994
       Consolidated Statements of Changes In Stockholders' Equity for the Years Ended July 31, 1996, 1995 and 1994
       Consolidated Statements of Cash Flows for the Years Ended July 31, 1996, 1995 and 1994
       Notes to Consolidated Financial Statements
       Report of Independent Accountants

     The Financial Statements are hereby incorporated by reference to pages 17 to 35 of the Company's 1996 Annual Report to Shareholders. Such Annual Report is filed as exhibit 13.1 hereto.

     All schedules specified by the Securities and Exchange Commission are inapplicable or omitted pursuant to Regulation S-X since the information is included in the Consolidated Financial Statements or related notes.

(3)  REPORTS ON FORM 8-K

     The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on May 24, 1996, reporting the consummation of a placement to private investors of an aggregate of 436,037 shares of the Company's Common Stock and Warrants to purchase an aggregate of 168,963 shares of the Company's Common Stock, which are exercisable at $7.50 per share. The purpose of the offering was principally to provide additional financial flexibility to take advantage of business opportunities as they arise.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        CMC INDUSTRIES, INC.


                                        /s/ Matthew G. Landa
                                        ------------------------------------
Date:  October 28, 1996                 Matthew G. Landa,  President,
                                        Chief Executive Officer and Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                  Title                         Date
     ---------                  -----                         ----
/s/ David S. Lee                Chairman of the Board         October 28, 1996
----------------------------
David S. Lee

/s/ Matthew G. Landa            President, Chief Executive    October 28, 1996
----------------------------    Officer and Director
Matthew G. Landa

/s/ Andrew J. Moley             Executive Vice President,     October 28, 1996
----------------------------    Chief Financial Officer and
Andrew J. Moley                 Director

/s/ Ira Coron                   Director                      October 28, 1996
----------------------------
Ira Coron

/s/ Frederick W. Gibbs          Director                      October 28, 1996
----------------------------
Frederick W. Gibbs

/s/ Charles Holloway            Director                      October 28, 1996
----------------------------
Charles Holloway