Form 10-K405/A
period 1996-07-31
CMC INDUSTRIES INC
filed 1996-10-31
CIK 913270

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

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

                      DOCUMENTS INCORPORATED BY REFERENCE

Documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

Portions of the Proxy Statement relating to the 1996 Annual Meeting of
Shareholders:   Part III

Portions of the 1996 Annual Report to Shareholders:   Part II

ITEM 3. LEGAL PROCEEDINGS.


     In December 1993, the Company retained the services of an industrial safety consultant to assist in quantifying the potential exposure to the Company in connection with clean-up and related costs of a former manufacturing site, commonly known as the ITT Telecommunications site in Milan, Tennessee and more particularly described as a 50.1 acre tract surveyed by Construction Layout Service of Milan, Tennessee. The consultant initially estimated that the cost to remove the contaminated soil and deliver it to an appropriate hazardous waste site would be approximately $200,000. Based upon this advice, the Company subsequently entered into a voluntary agreement to investigate the site with the Tennessee Department of Environment and Conservation. In addition, the Company agreed to reimburse a tenant of the site $115,000 for expenditures previously incurred to investigate environmental conditions at the site. The Company recorded a total provision of $320,000 based on these estimates. In fiscal 1995, an environmental expert concluded that the cost of a full study combined with short and long-term remediation of the site may cost between $3 and $4 million. During fiscal 1996 the State of Tennessee's Department of Environment and Conservation named certain potentially responsible parties ("PRPs") in relation to the former facilities. The Company was not named as a PRP. However, Alcatel, Inc., a PRP named by the State of Tennessee's Department of Environment and Conservation and a former owner of the Company, is seeking indemnification from the Company. To date, Alcatel has not filed any legal proceedings to enforce its indemnification claim. However, there can be no assurance that Alcatel will not initiate such proceedings or that any other third parties will not assert claims against the Company relating to remediation of the site. In the event any such proceedings are initiated or any such claim is made, the Company believes it has numerous defenses which it will vigorously assert. There can be no assurance that if any proceedings are initiated or any such claim is asserted, defense or resolution of such matter will not have a material adverse effect on the Company's financial position or results of operations.

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

10.16**         Lease Agreement between Guzik Investments, L.P. and CMC Industries dated June 14, 1995.

13.1            1996 Annual Report to Shareholders.

21.1+           Subsidiaries of the Registrant.

23.1+           Consent of Independent Accountants.

27              Financial Data Schedule (for SEC use only)

+    Filed Previously
* Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-1, Registration No. 33-70126.
** Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended July 31, 1995.
*** Incorporated by reference to exhibits filed with the Registrant's Current Report on Form 8-K filed the Securities and Exchange Commission on May 24, 1996.

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