Form 10-Q
period 1996-10-31
CMC INDUSTRIES INC
filed 1996-12-16
CIK 913270

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

                                   (MARK ONE)



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1996

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

                COMMON STOCK, $.01 PAR VALUE - 6,666,571 SHARES
                      OUTSTANDING AS OF NOVEMBER 30, 1996

                                     INDEX


                         PART I - FINANCIAL INFORMATION


     Item 1.  Condensed Consolidated Financial Statements (Unaudited):

                     Balance Sheets                                             3

                     Statements of Income                                       4

                     Statements of Cash Flows                                   5

                     Notes to Financial Statements                              6



     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                            7-10



                          PART II - OTHER INFORMATION



     Item 1.  Legal Proceedings                                                11

     Item 6.  Exhibits and Reports on Form 8-K                                 11



     Signatures                                                                12




                              CMC INDUSTRIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                   UNAUDITED



                                                                 October 31, 1996           July 31, 1996
                                                               -------------------        ----------------
  ASSETS

  Current assets
    Cash and cash equivalents                                      $   1,668                $    2,977
    Accounts receivable, net                                          21,074                    17,231
    Accounts and notes receivable from affiliate                       6,867                     7,842
    Inventories                                                       25,976                    21,218
    Other current assets                                               1,661                       465
                                                                   ---------                ----------

      Total current assets                                            57,246                    49,733

    Plant and equipment, net                                          12,058                    10,863
    Investment in preferred stock of affiliate                         5,884                     5,884
    Other assets                                                         913                       954
                                                                   ---------                ----------

                                                                   $  76,101                $   67,434

  LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities
    Notes payable under lines of credit                            $   4,544                $    6,826
    Current portion of long-term debt                                  1,729                     1,704
    Accounts payable                                                  26,096                    15,537
    Other current liabilities                                          4,817                     4,752
                                                                   ---------                ----------

      Total current liabilities                                       37,186                    28,819

    Long-term debt                                                     5,762                     6,261
    Other liabilities                                                  1,309                     1,252
                                                                   ---------                ----------

      TOTAL LIABILITIES                                               44,257                    36,332

  Stockholders' equity
    Common stock                                                          67                        67
    Additional paid-in capital                                        30,021                    30,015
    Retained earnings                                                  2,752                     2,016
    Equity adjustment for pension liability                             (996)                     (996)
                                                                   ---------                ----------

      TOTAL STOCKHOLDER'S EQUITY                                      31,844                    31,102
                                                                   ---------                ----------

                                                                   $  76,101                $   67,434
                                                                   =========                ==========


  See notes to condensed consolidated financial statements.

                             CMC INDUSTRIES, INC..
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share data)

                                   UNAUDITED


                                                      Three months ended October 31,
                                                      -------------------------------
                                                           1996             1995
                                                        ---------        ------------
  Net sales                                             $ 41,941          $38,580
  Cost of sales                                           38,441           36,508
                                                        --------          -------

  Gross profit                                             3,500            2,072

  Selling, general and administrative expenses             1,995            2,069
  Nonrecurring charges for restructuring                       0              792
                                                        --------          -------

  Operating income (loss)                                  1,505             (789)

  Interest expense, net                                      319              346
                                                        --------          -------

  Income (loss) before income taxes                        1,186           (1,135)

  Provision (benefit) for income taxes                       450             (420)
                                                        --------          -------

  Net income (loss)                                     $    736          $  (715)
                                                        ========          =======

  Net income (loss) per common share                    $   0.11          $ (0.11)
                                                        ========          =======

  Weighted average shares outstanding                      6,996            6,257
                                                        ========          =======


  See notes to condensed consolidated financial statements.

                              CMC INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                   UNAUDITED




                                                          Three Months Ended October 31,
                                                       ------------------------------------
                                                          1996                      1995
                                                       ----------                ----------
    CASH FLOWS FROM OPERATING ACTIVITIES:

      Net income (loss)                                 $    736                  $  (715)

      Adjustments to reconcile net income(loss)
       to net cash provided by operating activities:
        Depreciation and amortization                        481                      418
        Change in assets and liabilities:
          Receivables                                     (2,868)                  (2,292)
          Inventories                                     (4,758)                  (5,040)
          Accounts payable                                10,559                    8,024
          Other assets and liabilities                    (1,046)                     299
                                                        --------                  -------

    Net cash provided by operating activities              3,104                      694

    CASH FLOWS FROM INVESTING ACTIVITIES:

      Capital expenditures                                (1,663)                    (226)
                                                        --------                  -------

    Net cash used in investing activities                 (1,663)                    (226)
                                                        --------                  -------

    CASH FLOWS FROM FINANCING ACTIVITIES:

      Borrowings (repayments) under lines of credit,
         net                                              (2,282)                    (145)
      Principal payments on long-term debt                  (474)                    (376)
      Proceeds from issuance of stock                          6                        0
                                                        --------                  -------

    Net cash used in financing activities                 (2,750)                    (521)
                                                        --------                  -------

    Net decrease in cash and cash equivalents             (1,309)                     (53)

    Cash and cash equivalents at beginning of period       2,977                       89
                                                        --------                  -------

    Cash and cash equivalents at end of period          $  1,668                  $    36
                                                        ========                  =======


    See notes to condensed consolidated financial statements.

                              CMC INDUSTRIES, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary to present fairly the financial position and results of operations and cash flows in conformity with generally accepted accounting principles. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1996.

     Net income per common and common equivalent share has been computed on the basis of the weighted average number of common shares outstanding and dilutive common stock equivalent shares outstanding during the respective periods. Common equivalent shares consist of stock options included in the computation of net income per share using the treasury stock method.

     NOTE 2 - INVENTORIES

     The components of inventories were as follows (in thousands):


                                                October  31,   July 31,
                                                   1996         1996
                                                ------------  ---------
        Raw materials and purchased components    $19,526      $15,673
        Work-in-process                             6,037        5,174
        Finished goods                                413          371
                                                  -------      -------
                                                  $25,976      $21,218
                                                  =======      =======

                              CMC INDUSTRIES, INC.

     Item 2
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     CMC Industries, Inc. ("CMC" or the "Company") was incorporated in 1990 to acquire certain businesses operated from the Company's Corinth, Mississippi manufacturing facility since 1960. In August 1993, the Company transferred certain assets and related liabilities associated with its telecommunications business to Cortelco Systems Holding Corp. ("Cortelco"), a newly-formed company owned by certain of the Company's existing stockholders, in exchange for 1,000,000 shares of Preferred Stock of Cortelco. These transactions effectively transferred to Cortelco all of the Company's assets and liabilities not related to its contract manufacturing business. This restructuring allowed CMC to focus on contract manufacturing services while Cortelco pursued the development and distribution of telephones and telecommunications products.

     Set forth below are analyses of the Company's results of operations for the three months ended October 31, 1996.

RESULTS OF OPERATIONS

     Net sales for the first quarter of fiscal year 1997 increased by approximately 9% to $41.9 million from $38.6 million for the corresponding quarter of the prior year. The increase was accomplished as sales to new customers offset a decline in sales to the Company's historical customer base.

     Gross profit for the first quarter of fiscal 1997 was $3.5 million or 8.3% of net sales, as compared to $2.1 million or 5.4% of net sales for the first
quarter of fiscal 1996.   The gross margin improvement on a year-to-year basis
principally resulted from improved operating efficiency related to higher volumes and a stronger mix of higher margin new business.

     Selling, general and administrative expenses were $2.0 million or 4.8% of net sales in the first quarter of fiscal 1997, as compared to $2.1 million (excluding $792,000 of non-recurring charges related to restructuring of the Company's business) or 5.4% of net sales for the first quarter of fiscal 1996.

     Net interest expense for the first quarter of fiscal 1997 was $319,000 as compared to $346,000 for the corresponding period of the prior year. This decrease resulted from a reduction in the average debt outstanding when compared to the fiscal 1996 first quarter.

     The Company's effective tax rate was approximately 38% for the first quarter of fiscal 1997 as compared to 37% for the first quarter of fiscal 1996. The fluctuation from period to period resulted from the amortization of goodwill, which was treated as an expense for financial purposes but was not deductible for tax purposes.

FACTORS THAT MAY AFFECT THE COMPANY

     This report may contain certain forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of certain of the risk factors set forth below and elsewhere in this document. In addition to the other information contained and incorporated by reference in this document, the following factors should be considered carefully in evaluating the Company and its business.

     POTENTIAL FLUCTUATIONS IN OPERATING RESULTS. The Company's operating results are affected by a number of factors, including the mix of manufacturing projects, capacity utilization, price competition, the degree of automation that can be used in the assembly process, the efficiencies that can be achieved by the Company in managing inventories and fixed assets, the timing of orders from major customers, fluctuations in demand for customer products, the timing of expenditures in anticipation of increased sales, customer product delivery requirements, increased costs and shortages of components or labor and economic conditions generally. All of these factors can cause substantial fluctuations in the Company's operating results. The Company's expenditures (including, but not limited to, equipment, inventory and labor) are based, in part, on its expectations as to future revenues and, to a large extent, are fixed in the short term. Accordingly, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in revenues, and any significant shortfall of demand in relation to the Company's expectations or any material delay or cancellation of customer orders could have an almost immediate material adverse effect on the Company's operating results. As a result, it is possible that in some future period, the Company's operating results could fail to meet the expectations of public market analysts or investors. In such event, or in the event that adverse conditions prevail or are perceived to prevail generally or with respect to the Company's business, the trading price of Company's Common Stock could drop significantly.

     The Company's gross profit as a percentage of sales in future periods may be materially adversely affected by various factors associated with the Company's production of new product lines, acquisition of new manufacturing equipment and continued dependence on turnkey contracts (and the inventory risks inherent therein). Expansion of capacity will result in a higher fixed cost structure which will require increased revenue and/or significant improvements in operating efficiencies in order to maintain historical gross margins. Additionally, the commencement of production of new products typically involves significant startup costs, lower yields and other inefficiencies. New products do not generate gross margins as high as products which have been in volume production for several months. The Company also expects that competition may continue to intensify, which could also result in lower gross margins.

     CUSTOMER CONCENTRATION; DEPENDENCE ON INDUSTRY TRENDS. A small number of customers are currently responsible for a significant portion of the Company's net sales. In the three months ended October 31, 1996 and the fiscal years 1996 and 1995, the Company's four largest customers for such periods accounted for approximately 62%, 63%, and 69%, respectively, of consolidated net sales. Any material delay, cancellation or reduction of orders from these or other customers could have a material adverse effect on the Company's results of operations.

     The percentage of the Company's sales to its major customers may fluctuate from period to period. Significant reductions in sales to any of these customers could have a material adverse effect on the Company's results of operations. In addition, customer contracts can be canceled and volume levels can be changed or delayed. The timely replacement of canceled, delayed or reduced contracts with new business cannot be assured. These risks are exacerbated because a majority of the Company's sales are to customers in the communications sector of the electronics industry, which is subject to rapid technological change and product obsolescence. The factors affecting these industries in general, or any of the Company's major customers in particular, could have a material adverse effect on the Company's results of operations.

     COMPETITION. The electronics manufacturing services industry is comprised of a large number of companies, several of which have achieved substantial market share. The Company also faces competition from current and prospective customers which evaluate the Company's capabilities against the merits of manufacturing products internally. The Company competes with different companies depending on the type of service or geographic area. Certain of the Company's competitors have broader geographic breadth. They also may have greater manufacturing, financial, research and development and marketing resources than the Company. The Company believes that the primary basis of competition in its targeted markets is manufacturing technology, quality, responsiveness, the provision of value-added services and price. To be competitive, the Company must provide technologically advanced manufacturing services, high product quality levels, flexible delivery schedules and reliable delivery of finished products on a timely and price competitive basis. The Company currently may be at a competitive disadvantage as to price when compared to manufacturers with lower cost structures, particularly with respect to manufacturers with established facilities where labor costs are lower.

     SHORTAGES OF ELECTRONICS COMPONENTS. Most of the Company's net sales are derived from turnkey manufacturing services in which the Company procures components from third-party suppliers and bears the risk of component shortages. The electronics industry has been characterized by shortages from time to time in semiconductor and other components, which shortages have led to allocations by third-party suppliers. The Company's inability to procure desired supplies of certain components has in the past led, and may in the future lead, to some delays in shipments by the Company to its customers.
These delays to date have not had a material adverse effect on the Company's results of operations. If these component shortages persist or intensify, however, the Company may not be able to secure quantities required to fulfill customer orders, which could result in delays in shipments, or cancellation or delays in customer orders, each of which could have a material adverse effect on the Company's results of operations.

     MANAGEMENT OF GROWTH. There can be no assurance that the Company will successfully manage the integration of new business. In addition, the Company may experience certain inefficiencies as it manages geographically dispersed operations. Should the Company increase its expenditures in anticipation of a future level of sales which does not materialize, its results of operations could be materially adversely affected. On occasion, customers may require rapid increases in production which can place an excessive burden on the
Company's resources.   There can be no assurance that the Company will be
capable of meeting the demands placed upon the Company's resources by these or any other customers.

     ENVIRONMENTAL COMPLIANCE. The Company is subject to a variety of environmental regulations relating to the use, storage, discharge and disposal of hazardous chemicals used during its manufacturing process. Any failure by the Company to comply with present and future regulations could subject it to future liabilities or the suspension of production. In addition, such regulations could restrict the Company's ability to expand its facilities or could require the Company to acquire costly equipment or to incur other significant expenses to comply with environmental regulations. In this regard, see "Legal Proceedings."

     RISK OF DEFECTS. The electronics products manufactured for customers by the Company are highly complex and may at times contain undetected design and/or manufacturing errors or failures. Such defects have been discovered in the past, and there can be no assurance that, despite the Company's quality control and quality assurance efforts, such defects will not occur in the future. If such defects occur in quantities or too frequently, the Company's business and operating results may be materially and adversely affected.

     DEPENDENCE ON KEY PERSONNEL AND SKILLED EMPLOYEES. The Company's continued success depends to a large extent upon the efforts and abilities of key managerial and technical employees. The loss of services of certain key personnel could have a material adverse effect on the Company. The Company's business also depends upon its ability to continue to attract and retain senior managers and skilled employees. Failure to do so could have a material adverse effect on the Company's operations.

     POSSIBLE VOLATILITY OF MARKET PRICE OF COMMON STOCK. The trading price of the Company's Common Stock is subject to significant fluctuations in response to variations in quarterly operating results, general conditions in the electronics manufacturing services industry as well as the industries of the Company's customers, and other factors. In addition, the stock market is subject to price and volume fluctuations which affect the market price for many high technology companies in particular, and which may be unrelated to operating performance. There can be no assurance as to the trading price of the Company's Common Stock at any time in the future.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's bank credit facility is comprised of a revolving credit line of $25.0 million, an $8.0 million term loan amortizing over five years beginning in February 1995 and a $3.8 million new equipment line. The loan agreement contains financial covenants related to the Company's net worth and debt service coverage and restricts capital expenditures. At October 31, 1996, total borrowings under this facility were $4.5 million under the revolving credit line and $5.8 million under the term loan.

     The Company's operations generated positive cash flow of $3.1 million in the three months ended October 31, 1996. Cash provided by net income before depreciation and amortization of $1.2 million and a $10.6 million increase in accounts payable was partially offset by a $2.9 million increase in trade receivables, a $4.8 million increase in inventories and $1.0 million change in other assets and liabilities.

     The Company invested approximately $1.7 million in capital expenditures, primarily to acquire manufacturing equipment, during the first quarter of fiscal 1997. During this period, the Company used cash of $474,000 million to repay long-term debt and $2.3 million to reduce borrowings under the Company's revolving credit line.

     The Company's needs for financing in the next twelve months may include increases in working capital as may be required to support sales growth, if any (as to which there can be no assurance), and purchases of advanced manufacturing equipment. The Company expects to meet its short-term liquidity requirements generally through net cash provided by operations, vendor credit
terms and short-term borrowings under its lines-of-credit.   The Company from
time to time evaluates possible business acquisitions and expansion of surface mount and BGA technology capabilities. The Company may seek additional financing as needed to pursue growth opportunities, including any expansion of capacity; however, there can be no assurance that such financing will be available on terms acceptable to the Company, if at all.

                     CMC INDUSTRIES, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

     ITEM 1 - LEGAL PROCEEDINGS

     In December 1993, the Company retained the services of an industrial safety consultant to assist in quantifying the potential exposure to the
Company in connection with clean-up and related costs of a former manufacturing site, commonly known as the ITT Telecommunications site in Milan, Tennessee and more particularly described as a 50.1 acre tract surveyed by Construction
Layout Service of Milan, Tennessee.  The consultant initially estimated that the cost to remove the contaminated soil and deliver it to an appropriate hazardous waste site would be approximately $200,000. Based upon this advice, the Company subsequently entered into a voluntary agreement to investigate the site with the Tennessee Department of Environment and Conservation. In addition, the Company agreed to reimburse a tenant of the site $115,000 for expenditures previously incurred to investigate environmental conditions at the site. The Company recorded a total provision of $320,000 based on these estimates. In fiscal 1995, an environmental expert concluded that the cost of a full study combined with short-term and long-term remediation of the site may cost between $3 and $4 million. During fiscal 1996, the State of Tennessee's Department of Environment and Conservation named certain potentially responsible parties ("PRPs") in relation to the former facilities. The Company was not named as a PRP. However, Alcatel, Inc., a PRP named by the State of Tennessee's Department of Environment and Conservation and a former owner of
the Company, is seeking indemnification from the Company.   To date, Alcatel
has not filed any legal proceedings to enforce its indemnification claim. However, there can be no assurance that Alcatel will not initiate such proceedings or that any other third parties will not assert claims against the Company relating to remediation of the site. In the event any such proceedings are initiated or any such claim is made, the Company believes it has numerous defenses which it will vigorously assert. There can be no assurance that if any proceedings are initiated or any such claim is asserted, defense or resolution of such matter will not have a material adverse effect on the Company's financial position or results of operations.

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

       ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

       (a)  Exhibits.  27  Financial Data Schedule (for SEC use only)

       (b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the quarter ended October 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      CMC INDUSTRIES, INC.
                                      --------------------
                                      Registrant




Date:  December 16, 1996              Matthew G. Landa /s/
                                      -----------------------------
                                      Matthew G. Landa
                                      President and Chief Executive
                                      Officer






Date:  December 16, 1996              Andrew J. Moley /s/
                                      -----------------------------
                                      Andrew J. Moley
                                      Executive Vice President and
                                      Chief Financial Officer