Form 10-Q
period 1997-01-31
CMC INDUSTRIES INC
filed 1997-03-17
CIK 913270

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

                                    FORM 10-Q

                                   (Mark One)


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended January 31, 1997

[ ] Transition report pursuant to Section 13 or 15(d) of theSecurities Exchange Act of 1934

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


                 Common Stock, $.01 par value - 6,843,660 Shares
                       Outstanding as of February 28, 1997

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

                              CMC Industries, Inc.
                      Condensed Consolidated Balance Sheets
                                 (IN THOUSANDS)

                                    UNAUDITED



                                                      January 31, 1997     July 31, 1996
                                                      ----------------     -------------
                   ASSETS
Current assets
    Cash and cash equivalents                             $  3,650           $  2,977
    Accounts receivable, net                                28,065             17,231
    Accounts and notes receivable from affiliate             7,851              7,842
    Inventories                                             31,599             21,218
    Other current assets                                     1,426                465
                                                          --------           --------

      Total current assets                                  72,591             49,733

    Plant and equipment, net                                11,831             10,863
    Investment in preferred stock of affiliate               5,884              5,884
    Other assets                                               906                954
                                                          --------           --------

                                                          $ 91,212           $ 67,434
                                                          ========           ========

   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Notes payable under lines of credit                   $  9,725           $  6,826
    Current portion of long-term debt                        1,803              1,704
    Accounts payable                                        35,545             15,537
    Other current liabilities                                4,782              4,752
                                                          --------           --------

      Total current liabilities                             51,855             28,819

    Long-term debt                                           5,218              6,261
    Other liabilities                                        1,325              1,252
                                                          --------           --------

      Total liabilities                                     58,398             36,332

Stockholders' equity
    Common stock                                                67                 67
    Additional paid-in capital                              30,091             30,015
    Retained earnings                                        3,652              2,016
    Equity adjustment for pension liability                   (996)              (996)
                                                          --------           --------

      Total stockholders' equity                            32,814             31,102
                                                          --------           --------

                                                          $ 91,212           $ 67,434
                                                          ========           ========


See notes to condensed consolidated financial statements.

                              CMC Industries, Inc..
                   Condensed Consolidated Statements of Income
                      (In thousands, except per share data)

                                    UNAUDITED




                                                Three months ended      Six Months Ended
                                                    January 31,            January 31,
                                                ------------------    -------------------
                                                  1997       1996       1997       1996
                                                -------    -------    -------    --------
Net sales                                       $56,332    $41,810    $98,273    $ 80,390
Cost of sales                                    52,396     39,303     90,837      75,811
                                                -------    -------    -------    --------

Gross profit                                      3,936      2,507      7,436       4,579

Selling, general and administrative expenses      2,200      2,005      4,195       4,866
                                                -------    -------    -------    --------

Operating income (loss)                           1,736        502      3,241        (287)

Interest expense, net                               288        429        607         775
                                                -------    -------    -------    --------

Income (loss) before income taxes                 1,448         73      2,634      (1,062)

Provision (benefit) for income taxes                548         33        998        (387)
                                                -------    -------    -------    --------

Net income (loss)                               $   900    $    40    $ 1,636    $   (675)
                                                =======    =======    =======    ========

Net income (loss) per common share              $  0.13    $  0.01    $  0.23    $  (0.11)
                                                =======    =======    =======    ========

Weighted average shares outstanding               7,188      6,304      7,092       6,281
                                                =======    =======    =======    ========


See notes to condensed consolidated financial statements.

                              CMC Industries, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                    UNAUDITED



                                                        Six Months Ended January 31,
                                                        ----------------------------
                                                             1997         1996
                                                           --------     -------
Cash flows from operating activities:

  Net income (loss)                                        $  1,636     $  (675)

  Adjustments to reconcile net income (loss) to
   net cash provided by
   operating activities:
    Depreciation and amortization                               928         824
    Change in assets and liabilities:
      Receivables                                           (10,843)      3,064
      Inventories                                           (10,381)     (2,717)
      Accounts payable                                       20,008       3,485
      Other assets and liabilities                             (836)        177
                                                           --------     -------

Net cash provided by operating activities                       512       4,158
                                                           --------     -------

Cash flows from investing activities:

  Capital expenditures                                       (1,870)     (2,510)
                                                           --------     -------

Net cash used in investing activities                        (1,870)     (2,510)
                                                           --------     -------

Cash flows from financing activities:

  Borrowings under lines of credit, net                       2,899         291
  Principal payments on long-term debt                         (944)       (774)
  Proceeds from issuance of stock                                76           2
                                                           --------     -------

Net cash provided by (used in) financing activities           2,031        (481)
                                                           --------     -------

Net increase  in cash and cash equivalents                      673       1,167

Cash and cash equivalents at beginning of period              2,977          89
                                                           --------     -------

Cash and cash equivalents at end of period                 $  3,650     $ 1,256
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

         NOTE 2 - INVENTORIES

         The components of inventories were as follows (in thousands):

                                                        January  31,   July 31,
                                                            1997         1996
                                                          -------      -------
         Raw materials and purchased components           $24,856      $15,673
         Work-in-process                                    2,855        5,174
         Finished goods                                     3,888          371
                                                          -------      -------
                                                          $31,599      $21,218
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

         Set forth below are analyses of the Company's results of operations for the three months and six months ended January 31, 1997.

RESULTS OF OPERATIONS

         Net sales for the second quarter of fiscal year 1997 increased by approximately 35% to $56.3 million from $41.8 million for the corresponding quarter of the prior year. Net sales for the first six months of fiscal year 1997 were $98.3 million, a 22% increase over net sales of $80.4 million for the same period of the prior year. The increases were accomplished as sales to new customers more than offset a decline in sales to the Company's historical customer base.

         Gross profit for the second quarter of fiscal 1997 was $3.9 million or 7.0% of net sales, as compared to $2.5 million or 6.0% of net sales for the second quarter of fiscal 1996. Gross profit for the first six months of fiscal year 1997 was $7.4 million or 7.6% of net sales, as compared to $4.6 million or 5.7% of net sales in the corresponding period of the prior year. The gross margin improvement on a year-to-year basis principally resulted from improved operating efficiency related to higher volumes and a stronger mix of higher margin new business.

         Selling, general and administrative expenses were $2.2 million or 3.9% of net sales in the second quarter of fiscal 1997, as compared to $2.0 million or 4.8% of net sales for the second quarter of fiscal 1996. Such expenses were $4.2 million or 4.3% of net sales in the first six months of fiscal 1997, as compared to $4.9 million (including $792,000 of non-recurring restructuring charges) or 6.1% of net sales for the corresponding period of the prior year. Selling, general and administrative expenses decreased as a percent of net sales in the fiscal 1997 periods primarily due to the higher sales achieved during the periods.

         Net interest expense for the second quarter and six months ended January 31, 1997 was $288,000 and $607,000, respectively, as compared to $429,000 and $775,000, respectively, for the corresponding periods of the prior year. These decreases resulted from reductions in the average debt outstanding when compared to the corresponding periods of the prior year.

         The Company's effective tax rate was approximately 38% for the second quarter of fiscal 1997 as compared to 45% for the second quarter of fiscal 1996. The Company's effective tax rate was approximately 38% for the six months ended January 31, 1997, as compared to 36% for the same period of the prior year. The fluctuation from period to period resulted from the amortization of goodwill, which was treated as an expense for financial purposes but was not deductible for tax purposes.

FACTORS THAT MAY AFFECT THE COMPANY

         This report may contain certain forward-looking statements. The Company's actual results could differ materially from those which may be indicated in the forward-looking statements as a result of certain of the risk factors set forth below and elsewhere in this document. In addition to the other information contained and incorporated by reference in this document, the following factors should be considered carefully in evaluating the Company and its business.

         POTENTIAL FLUCTUATIONS IN OPERATING RESULTS. The Company's operating results are affected by a number of factors, including the timing and mix of manufacturing projects, capacity utilization, price competition, the degree of automation that can be used in the assembly process, the efficiencies that can be achieved by the Company in managing inventories and fixed assets, the timing of orders from customers, fluctuations in demand for customer products, the timing of expenditures in anticipation of increased sales, customer product delivery requirements, increased costs and shortages of components or labor and economic conditions generally. All of these factors can cause substantial fluctuations in the Company's operating results. The Company's expenditures (including, but not limited to, equipment, inventory and labor) are based, in part, on its expectations as to future revenues and, to a large extent, are fixed in the short term. Accordingly, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in revenues, and any significant shortfall of demand in relation to the Company's expectations or any material delay or cancellation of customer orders could have an almost immediate material adverse effect on the Company's operating results. As a result, it is possible that in some future period, the Company's operating results could fail to meet the expectations of public market analysts or investors. In such event, or in the event that adverse conditions prevail or are perceived to prevail generally or with respect to the Company's business, the trading price of Company's Common Stock could drop significantly.

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

         CUSTOMER CONCENTRATION; DEPENDENCE ON INDUSTRY TRENDS. A small number of customers are currently responsible for a significant portion of the Company's net sales. In the six months ended January 31, 1997 and the fiscal years 1996 and 1995, the Company's four largest customers in such periods accounted for approximately 57%, 63%, and 69%, respectively, of consolidated net sales. Sales to Micron Electronics Inc. accounted for approximately 17% of the Company's revenues for the six months ended January 31, 1997. Any material delay, cancellation or reduction of orders from these or other customers could have a material adverse effect on the Company's results of operations.

         The percentage of the Company's sales to its major customers may fluctuate from period to period. Significant reductions in sales to any of these customers could have a material adverse effect on the Company's results of operations. In addition, customer contracts can be canceled and volume levels can be changed or delayed. The timely replacement of canceled, delayed or reduced contracts with new business cannot be assured. These risks are exacerbated because the Company's sales are to customers in segments of the electronics industry subject to rapid technological change and product obsolescence. The factors affecting these industries in general, or any of the Company's major customers in particular, could have a material adverse effect on the Company's results of operations.

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

         POSSIBLE VOLATILITY OF MARKET PRICE OF COMMON STOCK. The trading price of the Company's Common Stock is subject to significant fluctuations in response to variations in quarterly operating results, general conditions in the electronics manufacturing services industry as well as the industries of the Company's customers, and other factors. In addition, the stock market is subject to price and volume fluctuations which affect the market price for many high technology companies in particular, and which may or not be unrelated to operating performance. There can be no assurance as to the trading price of the Company's Common Stock at any time in the future.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's bank credit facility is comprised of a revolving credit line of $25.0 million, an $8.0 million term loan amortizing over five years beginning in February 1995 and a $3.8 million new equipment line. The loan agreement contains financial covenants related to the Company's net worth and debt service coverage and restricts capital expenditures. At January 31, 1997, total borrowings under this facility were $9.7 million under the revolving credit line and $5.5 million under the term loan.

         The Company's operations generated positive cash flow of $512,000 during the six months ended January 31, 1997. Cash provided by net income before depreciation and amortization of $2.6 million and a $20.0 million increase in accounts payable was partially offset by a $10.8 million increase in trade receivables, a $10.4 million increase in inventories and an $836,000 change in other assets and liabilities. The Company believes that the increases in receivables, inventories and payables were primarily due to, and commensurate with, the increase in revenues experienced by the Company during this period.

         During the six months ended January 31, 1997, the Company used cash of $1.9 million for capital expenditures, primarily to acquire manufacturing equipment, and $944,000 to repay long-term debt. During this period, cash of $2.9 million was provided by increased borrowings under the Company's revolving credit line.

         The Company satisfied the criteria necessary to enact the call provision on its warrants to purchase the Company's common stock. The warrants were exercised in February, 1997 (subsequent to the end of the Company's second fiscal quarter), resulting in an equity infusion to the Company of approximately $1.24 million in exchange for 165,000 newly issued shares.

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

         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                  27  Financial Data Schedule (for SEC use only).

         (b)      Reports on Form 8-K.

                  No reports on Form 8-K were filed during the quarter ended January 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             CMC INDUSTRIES, INC.
                                             -----------------------------------
                                             Registrant



Date:  March 17, 1997                        Matthew G. Landa /s/
                                             -----------------------------------
                                             Matthew G. Landa
                                             President and Chief Executive
                                             Officer






Date:  March 17, 1997                        Andrew J. Moley /s/
                                             -----------------------------------
                                             Andrew J. Moley
                                             Executive Vice President and
                                             Chief Financial Officer