Form 10-Q
period 1997-04-30
CMC INDUSTRIES INC
filed 1997-06-16
CIK 913270

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------

                                    FORM 10-Q

                                   (Mark One)


[X] Quarterly report pursuant to section 13 or 15(D) of the Securities Exchange
    Act of 1934
    For the quarterly period ended April 30, 1997

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


                 Common Stock, $.01 par value - 6,871,277 Shares
                         Outstanding as of May 31, 1997

                                      INDEX


                         PART I - FINANCIAL INFORMATION


Item 1.  Condensed Consolidated Financial Statements (Unaudited):

              Balance Sheets                                            3

              Statements of Income                                      4

              Statements of Cash Flows                                  5

              Notes to Financial Statements                             6



Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            7-11



                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings                                              11

Item 6.  Exhibits and Reports on Form 8-K                               11



Signatures                                                              12

                              CMC Industries, Inc.
                      Condensed Consolidated Balance Sheets
                                 (In Thousands)

                                    UNAUDITED


                                                  APRIL 30, 1997    JULY 31, 1996
                                                  --------------    -------------

                          ASSETS

Current assets
  Cash and cash equivalents                           $    710         $  2,977
  Accounts receivable, net                              29,479           17,231
  Accounts and notes receivable from affiliate           9,332            7,842
  Inventories                                           26,408           21,218
  Other current assets                                     933              465
                                                      --------         --------

    Total current assets                                66,862           49,733

  Plant and equipment, net                              12,580           10,863
  Investment in preferred stock of affiliate             5,884            5,884
  Other assets                                             839              954
                                                      --------         --------

                                                      $ 86,165         $ 67,434
                                                      ========         ========

    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Notes payable under lines of credit                 $  9,085         $  6,826
  Current portion of long-term debt                      1,775            1,704
  Accounts payable                                      29,010           15,537
  Other current liabilities                              5,972            4,752
                                                      --------         --------

    Total current liabilities                           45,842           28,819

  Long-term debt                                         4,805            6,261
  Other liabilities                                      1,287            1,252
                                                      --------         --------

    Total liabilities                                   51,934           36,332

Stockholders' equity
  Common stock                                              69               67
  Additional paid-in capital                            31,397           30,015
  Retained earnings                                      4,202            2,016
  Treasury stock                                          (441)              --
  Equity adjustment for pension liability                 (996)            (996)
                                                      --------         --------

    Total stockholders' equity                          34,231           31,102
                                                      --------         --------

                                                      $ 86,165         $ 67,434
                                                      ========         ========


See notes to condensed consolidated financial statements.

                              CMC Industries, Inc..
                   Condensed Consolidated Statements of Income
                      (In thousands, except per share data)

                                    UNAUDITED



                                                   THREE MONTHS ENDED        NINE MONTHS ENDED
                                                       APRIL 30,                APRIL 30,
                                               -------------------------------------------------
                                                  1997          1996       1997          1996
                                               -----------   ---------    ---------    ---------

Net sales                                       $  54,369    $  42,944    $ 152,642    $ 123,334
Cost of sales                                      50,690       40,155      141,527      115,966
                                                ---------    ---------    ---------    ---------

Gross profit                                        3,679        2,789       11,115        7,368

Selling, general and administrative expenses        2,410        1,899        6,605        6,765
                                                ---------    ---------    ---------    ---------

Operating income                                    1,269          890        4,510          603

Interest expense, net                                 384          403          991        1,178
                                                ---------    ---------    ---------    ---------

Income (loss) before income taxes                     885          487        3,519         (575)

Provision (benefit) for income taxes                  335          187        1,333         (200)
                                                ---------    ---------    ---------    ---------

Net income (loss)                               $     550    $     300    $   2,186    $    (375)
                                                =========    =========    =========    =========

Net income (loss) per common share              $    0.08    $    0.05    $    0.31    $   (0.06)
                                                =========    =========    =========    =========

Weighted average shares outstanding                 7,272        6,377        7,152        6,313
                                                =========    =========    =========    =========





See notes to condensed consolidated financial statements.

                              CMC Industries, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)

                                    UNAUDITED



                                                       NINE MONTHS ENDED APRIL 30,
                                                       ---------------------------
                                                         1997              1996
                                                       ---------         ---------

Cash flows from operating activities:

 Net income (loss)                                      $  2,186     $   (375)

 Adjustments to reconcile net income (loss)
 to net cash provided by (used in) operating
  activities:
   Depreciation and amortization                           1,325        1,391
   Change in assets and liabilities:
     Receivables                                         (14,179)      (3,710)
     Inventories                                          (5,190)       2,098
     Accounts payable                                     13,473        4,921
     Other assets and liabilities                            863        1,300
                                                        --------     --------

Net cash provided by (used in) operating activities       (1,522)       5,625
                                                        --------     --------

Cash flows from investing activities:

 Capital expenditures                                     (3,003)      (3,584)
                                                        --------     --------

Net cash used in investing activities                     (3,003)      (3,584)
                                                        --------     --------

Cash flows from financing activities:

 Borrowings under lines of credit, net                     2,259         (710)
 Principal payments on long-term debt                     (1,385)      (1,193)
 Proceeds from issuance of stock                           1,384           21
                                                        --------     --------

Net cash provided by (used in) financing activities        2,258       (1,882)
                                                        --------     --------

Net increase (decrease) in cash and cash equivalents      (2,267)         159

Cash and cash equivalents at beginning of period           2,977           89
                                                        --------     --------

Cash and cash equivalents at end of period              $    710     $    248
                                                        ========     ========


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

         NOTE 2 - EARNINGS PER SHARE

         Net income per common and common equivalent share has been computed on the basis of the weighted average number of common shares outstanding and dilutive common stock equivalent shares outstanding during the respective periods. Common equivalent shares consist of stock options included in the computation of net income per share using the treasury stock method.

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share
(EPS)" to be effective for financial statements issued after December 15, 1997. For the quarter and nine months ended April 30, 1997, the calculation of EPS under SFAS 128 did not differ from that reported herein.

         NOTE 3 - INVENTORIES

         The components of inventories were as follows (in thousands):

                                                      April 30,  July 31,
                                                        1997       1996
                                                        ----       ----

         Raw materials and purchased components       $22,259    $15,673
         Work-in-process                                2,434      5,174
         Finished goods                                 1,715        371
                                                      -------    -------
                                                      $26,408    $21,218
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

         Set forth below are analyses of the Company's results of operations for the three months and nine months ended April 30, 1997.

RESULTS OF OPERATIONS

         Net sales for the third quarter of fiscal year 1997 increased by approximately 27% to $54.4 million from $42.9 million for the corresponding quarter of the prior year. Net sales for the first nine months of fiscal year 1997 were $152.6 million, a 24% increase over net sales of $123.3 million for the same period of the prior year. The increases were primarily due to sales to new customers, which more than offset a decline in sales to the Company's historical customer base.

         Gross profit for the third quarter of fiscal 1997 was $3.7 million or 6.8% of net sales, as compared to $2.8 million or 6.5% of net sales for the third quarter of fiscal 1996. Gross profit for the first nine months of fiscal year 1997 was $11.1 million or 7.3% of net sales, as compared to $7.4 million or 6.0% of net sales in the corresponding period of the prior year. The gross margin improvement on a year-to-year basis principally resulted from improved operating efficiency related to higher volumes and a stronger mix of higher margin new business.

         Selling, general and administrative expenses were $2.4 million or 4.4% of net sales in the third quarter of fiscal 1997, as compared to $1.9 million or 4.4% of net sales for the third quarter of fiscal 1996. Such expenses were $6.6 million or 4.3% of net sales in the first nine months of fiscal 1997, as compared to $6.8 million (including $792,000 of non-recurring restructuring charges) or 5.5% of net sales for the corresponding period of the prior year. Selling, general and administrative expenses remained relatively flat as a percentage of sales, yet increased in absolute dollars, in the third quarter of fiscal 1997 primarily due to increased investment in training and information systems and additional personnel in the Company's sales and marketing department.

         Net interest expense for the third quarter and nine months ended April 30, 1997 was $384,000 and $991,000, respectively, as compared to $403,000 and $1,178,000, respectively, for the corresponding periods of the prior year. These decreases resulted primarily from reductions in the Company's average debt outstanding compared to the corresponding periods of the prior year.

         The Company's effective tax rate was approximately 38% for the third quarter of fiscal 1997 as compared to 38% for the third quarter of fiscal 1996. The Company's effective tax rate was approximately 38% for the nine months ended April 30, 1997, as compared to 35% benefit for the same period of the prior year. The fluctuation in effective tax rate for the comparable nine month period results from the effect of amortization of nondeductible goodwill in a loss period.

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

         SUBSEQUENT EVENTS. On May 7, 1997, many of the Company's employees became sick from food poisoning at a catered employee picnic in Corinth, Mississippi. Approximately 200 employees were treated at area hospitals. The Company is expected to incur medical bills in excess of $150,000 in connection with the event. Also, due to inefficiencies associated with the production interruption, unusually high labor costs were incurred to meet delivery requirements. The total cost to the Company, including the costs associated with the work stoppage, may exceed $500,000. The Company has demanded from its caterer and the caterer's insurer reimbursement for all expenses associated with the incident.

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

         CUSTOMER CONCENTRATION; DEPENDENCE ON INDUSTRY TRENDS. A small number of customers are currently responsible for a significant portion of the Company's net sales. In the nine months ended April 30, 1997 and the fiscal years 1996 and 1995, the Company's four largest customers in such periods accounted for approximately 59%, 63%, and 69%, respectively, of consolidated net sales. Sales to Micron Electronics, Inc. accounted for approximately 19% of the Company's revenues for the nine months ended

April 30, 1997. Any material delay, cancellation or reduction of orders from these or other customers could have a material adverse effect on the Company's results of operations.

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

         POSSIBLE VOLATILITY OF MARKET PRICE OF COMMON STOCK. The trading price of the Company's Common Stock is subject to significant fluctuations in response to variations in quarterly operating results, general conditions in the electronics manufacturing services industry as well as the industries of the Company's customers, and other factors. In addition, the stock market is subject to price and volume fluctuations which affect the market price for many high technology companies in particular, and which may or may not be unrelated to operating performance. There can be no assurance as to the trading price of the Company's Common Stock at any time in the future.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's bank credit facility is comprised of a revolving credit line of $25.0 million, an $8.0 million term loan amortizing over five years beginning in February 1995 and a $3.8 million new equipment line. The loan agreement contains financial covenants related to the Company's net worth and debt service coverage and restricts capital expenditures. At April 30, 1997, total borrowings under this facility were $9.1 million under the revolving credit line and $5.2 million under the term loan.

         The Company's operations incurred negative cash flow of $1.5 million during the nine months ended April 30, 1997. Cash provided by net income before depreciation and amortization of $3.5 million, a $13.5 million increase in accounts payable and an $863,000 change in other assets and liabilities were more than offset by a $14.2 million increase in trade receivables and a $5.2 million increase in inventories. The Company believes that the increases in receivables, inventories and payables were primarily due to, and commensurate with, the increase in revenues experienced by the Company during this period.

         During the nine months ended April 30, 1997, the Company used cash of $3.0 million for capital expenditures, primarily to acquire manufacturing equipment, and $1.4 million to repay long-term debt. During this period, cash of $2.3 million was provided by increased borrowings under the Company's revolving credit line.

         In January, 1997, the Company satisfied the criteria necessary to exercise the call provision on its outstanding warrants to purchase the Company's common stock. The warrants were exercised in February, 1997, resulting in an equity infusion to the Company of approximately $1.24 million in exchange for 165,000 newly issued shares.

         On March 31,1997, the Company executed an agreement and subsequently acquired 42,500 shares of its common stock in exchange for a $441,000 receivable due to the Company. The number of shares acquired was based on the fair value of the stock on the agreement date.

         The Company's needs for financing in the next twelve months may include increases in working capital as may be required to support sales growth, if any, and purchases of advanced manufacturing equipment. The Company expects to meet its short-term liquidity requirements generally through net cash provided by operations, vendor credit terms and short-term borrowings under its lines-of-credit. The Company from time to time evaluates possible business acquisitions and expansion of surface mount and BGA technology capabilities. The Company may seek additional financing as needed to pursue growth opportunities, including any expansion of capacity; however, there can be no assurance that such financing will be available on terms acceptable to the Company, if at all.

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

         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.
                  27   Financial Data Schedule (SEC use only)

         (b)      Reports on Form 8-K.
                  No reports on Form 8-K were filed during the quarter ended April 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CMC INDUSTRIES, INC.
                                        ------------------------------
                                        Registrant



Date:    June 13, 1997                  Matthew G. Landa /s/
                                        ------------------------------
                                        Matthew G. Landa
                                        President and Chief Executive
                                        Officer






Date:    June 13, 1997                  Andrew J. Moley /s/
                                        ------------------------------
                                        Andrew J. Moley
                                        Executive Vice President and
                                        Chief Financial Officer