Form 10-K
period 1997-07-31
CMC INDUSTRIES INC
filed 1997-10-29
CIK 913270

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For the fiscal year ended July 31, 1997

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____ to ___

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


[X] Yes     [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant: $56,260,919 at October 9, 1997.

Shares of Common Stock, $.01 par value per shares outstanding at
September 30, 1997:  6,930,713

                      DOCUMENTS INCORPORATED BY REFERENCE

Documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

Portions of the Proxy Statement relating to the 1997 Annual Meeting of
Shareholders:  Part III

Portions of the 1997 Annual Report to Shareholders:  Part II,  Part IV (2)

                                     PART I

Item 1.  Business

         CMC, Industries, Inc. ("CMC" or the "Company") together with its predecessor business, has been a leading manufacturer of telecommunications systems and equipment for over 30 years. The Company was incorporated in 1990 to acquire from Alcatel Network Systems, Inc. ("Alcatel"), certain businesses operated from 1960 to 1987 by ITT and from 1987 to 1990 by Alcatel, n.v., a joint venture between ITT and Compagnie Generale d'Electricite. In August 1993, the Company transferred certain assets and related liabilities associated with its telecommunications business to Cortelco Systems Holding Corp. ("Cortelco") in exchange for 1,000,000 shares of Preferred Stock of Cortelco. These transactions effectively transferred to Cortelco all of the Company's assets and liabilities not related to its electronic manufacturing business. The Company has provided independent electronic manufacturing services to a diverse base of customers in both the telecommunications and computer electronics industries.

         The Company manufactures a wide range of products for its customers including sophisticated telecommunications equipment, personal computers, computer peripherals and subassemblies and printed circuit board ("PCB") assemblies. CMC provides a broad spectrum of manufacturing services primarily based on the manufacture of PCB assemblies utilizing automated pin-through-hole technology ("PTH"), surface mount technology ("SMT") and ball grid array ("BGA") placement techniques. PTH technology involves the attachment of electronic components to a PCB by inserting the leads of the components through holes in the board and soldering the leads on the underside of the board. SMT and BGA technologies involve the attachment of electronic components directly to the surface of the board, and accordingly permits components to be mounted on each side of the board. In addition, the Company provides full systems integration assembly and test, materials procurement, distribution, product design and engineering support services. The Company has manufacturing facilities in Corinth, Mississippi and Santa Clara, California (Silicon Valley) and is in the process of establishing a manufacturing facility in Hermosillo, Mexico. The Company believes that these locations enable it to meet the cost and geographic distribution requirements of its customers. The Company's major customers include Cortelco, Micron Electronics ("Micron"), Global Village Communications ("Global Village") and RELTEC Corporation ("RELTEC").

Customers and Marketing

         Telecommunications products have been manufactured at CMC's facility in Corinth, Mississippi for over 30 years. From 1960 to 1987, the operations at Corinth were owned and operated by ITT, which established a reputation for quality manufacturing of telecommunications products and services to its customers. The Company believes the telecommunications manufacturing expertise that it has acquired over three decades is a competitive strength, allowing it to meet customer requirements for strict quality control, prompt turnaround and flexible response to design changes. Capitalizing on this expertise, the Company has expanded into the manufacture of computer equipment and related peripherals and data networking equipment. The Company is seeking to leverage its capacity and manufacturing expertise by expanding sales to new customers with products that are similar to its current customer base in the telecommunications, data communications, computer-related products and value-added electronics industries. In addition, the Company seeks to position its manufacturing operations at strategic sites throughout the United States and worldwide. Corinth, Mississippi is located in close proximity to major North American freight hub locations, allowing for inexpensive ground transport and overnight air delivery throughout the country. The Company's California facility is located in Santa Clara, in the heart of Silicon Valley, the site of many of the Company's current and potential customers. In October 1997, the Company announced plans to build a manufacturing facility in Hermosillo, Mexico and to open an international purchasing office in Taiwan. Hermosillo will offer an attractive cost structure and solid logistics for current and prospective customers and the location between two leading technical universities within the city provides access to a pool of qualified engineers and technicians. The purchasing office in Taiwan will provide localized procurement capabilities in Asia, increasing access to lowest cost pricing and material availability.

         CMC provides electronic manufacturing services to major telecommunications OEMs as well as suppliers of computer monitors, computer peripherals, data networking equipment and other electronic components. In turn, CMC's customers sell these manufactured products to domestic and worldwide markets. Products manufactured by the Company include telephones, ISDN equipment, key and PBX/ACD systems, various data communications products and telecommunications switching equipment and printed circuit board assemblies for computer and communications equipment. Services provided include design for manufacturability and test, materials procurement, prototyping, plastic injection molding, printed circuit board assembly, full board-level test, system integration and configuration, full system test, packaging, distribution and field return and repair support. Generally, relationships between the Company and its customers for the manufacture of product and related services are defined by a succession of purchase orders placed by the customer and performed upon by CMC.

         The Company offers electronic manufacturing services to its customers on both a turnkey and consignment basis, with over 95% of the Company's net sales derived from turnkey projects. In turnkey relationships, the Company both procures components and other supplies and provides full manufacturing services. In consignment relationships, the customer purchases and then provides components and other supplies to the Company, and the Company charges for only labor and overhead. The establishment of a turnkey relationship requires significant investment of resources by both an OEM customer and a contract manufacturer. An OEM customer must incur expense to qualify a contract manufacturer by certifying the quality of the manufacturer's processes and services and, in some cases, must also qualify a contract manufacturer's sources of component supply. The OEM customer also works with a contract manufacturer to refine product design and manufacturing processes in order to optimize manufacturability. The Company believes that OEM customers seek to establish relationships with turnkey manufacturing partners they perceive will be able to meet their production requirements over a long period of time and for successive product generations. The Company believes that these relationships, once established, tend to be sustaining in nature due to the significant investment of time and resources by both the Company and the OEM customer. Accordingly, the Company believes that its emphasis on turnkey manufacturing results in greater stability of its customer base. However, the Company's results of operations have been in the past and may be in the future materially adversely affected in the event customers for whom the Company manufactures products should cancel or reschedule their existing and forecast orders. Such cancellations or rescheduling could result in inefficient utilization of equipment and personnel dedicated to the manufacture of the specific products. Moreover, because of such stability, the Company may be unable to secure turnkey manufacturing projects from new OEM customers working with competitors of the Company. The failure of the Company to develop relationships with new OEM customers also may materially and adversely affect the Company's results of operations.

         CMC develops and maintains customer relationships through the efforts of the Company's direct sales force and management, program managers, project engineers and customer service personnel. Project engineers and customer service personnel receive extensive training in the Company's manufacturing and service capabilities in order to respond to the specific needs of customers. CMC's project engineers work with the customers' engineers and technical personnel to ensure a close working relationship and understanding of the specific needs of each customer.

         The Company's four largest customers in fiscal 1997 and their respective percentages of CMC's net sales for 1997 and 1996, respectively, were as follows: Micron, 21% and 0%; Cortelco, 15% and 23%; Global Village, 14% and 13% and RELTEC, 11% and 2%.

         The Company derives revenues primarily from OEM arrangements which prohibit the selling of the products manufactured to anyone other than the OEM customer. As a result, the Company does not typically allow its customers to return products, other than for repairs of defective materials. In such cases, the Company charges the customer for the repair unless the defect resulted from faulty manufacturing and occurred within an applicable warranty period.
This policy applies to both affiliated and non-affiliated customers.

         It has been the Company's experience that orders for production of a given product or product line typically decline over time as the customer's product or product line matures. Generally, the Company has customers with products at various stages in the product life cycles including development, volume production and end-of-life production. In the event that the Company is unable to compensate for any material reduction in sales of a given product over time through production of replacement or new products for the customer or through new business with alternative customers, the Company's revenues and operating results could be materially adversely affected.

Manufacturing

         Manufacturing Services

         The Company's vertically-integrated turnkey manufacturing services include component procurement and testing, PCB assembly using SMT, PTH and BGA techniques, post-assembly PCB testing, in-circuit test development, full system integration and test, and product design and engineering support services. The Company provides a complete, vertically-integrated manufacturing solution with manufacturing capabilities as diverse as plastic injection molding, final unit assembly and testing. The Company delivers finished products to the OEM or, if requested, delivers products directly to the OEMs' customers.

         The Company offers comprehensive and advanced manufacturing solutions to its customers. The Company's broad range of manufacturing capabilities includes both automated PTH and more advanced SMT processes, including BGA assemblies. The Company offers vertical services such as component procurement, test, product design, and other engineering services. Accordingly, the Company's production processes can accommodate the manufacture of a broad range of communications and electronics components and products. While the Company continually seeks to improve the flexibility of its production systems, the commencement of production of new products typically involves startup costs, lower yields and other inefficiencies. Achievement of volume production for a new product typically requires a period as short as several days for products substantially similar to those previously manufactured by the Company, to as many as several months for completely new products.

         Since turnkey manufacturing may be a substitute for all or a portion of a customer's in-house manufacturing capability, continuous technical and administrative communication between the Company and its customer is required. CMC establishes a close relationship with each OEM customer in the early stages of product development to assist the customer in the evaluation of board designs and thereby improve manufacturability and testability. Building on this knowledge, CMC's technical staff monitors manufacturing process yields and may propose engineering changes for product improvement and cost reductions. Certain of the products manufactured by CMC are in the early stages of their life cycles and may therefore have ongoing design or engineering changes. The Company believes a critical element of turnkey manufacturing services is the ability to respond rapidly to engineering design changes. The Company believes that its history in design and manufacturing, particularly in the telecommunications industry, and its close working knowledge of its customers' products enables the Company to meet its customers' needs effectively.

         A key element in turnkey manufacturing services is the procurement of materials, which consists of the planning, purchasing, expediting, warehousing and financing of the components and other materials required to assemble a PCB or system-level assembly. OEMs increasingly have required contract manufacturers to purchase all or some components directly from component manufacturers or distributors and to warehouse and finance the components and materials. The Company orders materials and components based on purchase orders received and accepted and seeks to minimize its inventory of materials or components that are not identified for use in filling specific orders. Electronic components are purchased directly by the Company and, in certain circumstances, the Company bears the risk of component price fluctuations. The electronics industry has been characterized by shortages from time to time of microprocessors and other semiconductor components, which shortages have led to allocations by third-party suppliers. These delays to date have not had a material adverse effect on the Company's results of operations. If component shortages occur, the Company may not be able to secure quantities required to fulfill orders, which could result in delays in shipments, cancellation or delays in orders, or losses resulting from price increases by suppliers of parts or components, all of which could have a material adverse effect on the Company's results of operations.

         CMC provides complete turnkey manufacturing solutions for its customers from its vertically-integrated 350,000 square foot facility in Corinth, Mississippi and its 75,000 square foot facility in Santa Clara, California. The Company expects to commence operations from a new 55,000 square foot facility in Hermosillo, Mexico in the third quarter of fiscal 1998. The Company plans to provide full SMT assembly as well as complete system integration, test and box-build capabilities at this location.

Manufacturing Processes

         CMC manufactures for its customers a wide variety of complex and technologically advanced products that require a coordinated manufacturing process. The process requires the application of advanced manufacturing technologies and computerized in-circuit, functional and system testing techniques. Current processes at CMC include fine-pitch SMT, PTH, BGA and system box-build assemblies. CMC seeks to add product lines that require advanced technological processes, in order to further develop its manufacturing expertise. Company employees regularly attend training seminars on the latest developments in manufacturing technologies.

         In PTH production, components are attached by pins (also called "leads") inserted through and soldered to plated holes in the PCB. In SMT production, the leads on integrated circuits and other electronic components are soldered to the surface of the PCB rather than inserted into holes. SMT can accommodate a substantially higher number of leads in a given area than PTH, thereby permitting the PCB to interconnect a greater density of integrated circuits, which permits tighter component spacing and a reduction in the PCB dimensions. Additionally, SMT allows components to be placed on both sides of the PCB, thereby permitting even greater density. The substantially finer lead-to-lead spacing or "pitch" in SMT requires a manufacturing process far more exacting than the PTH interconnect products. Because of their high number of leads, most very large scale integrated circuits are configured for SMT production. SMT components are constantly changing, with BGA becoming the package selection of many component manufacturers. The BGA assembly process uses small balls of solder (instead of leads that could bend and break), located directly underneath the part, to interconnect the component and circuit board. X-ray equipment is instrumental in the development of BGA process parameters, since the balls are located underneath the component and are not visible through standard inspection techniques.

         The Company utilizes a computerized material requirements planning system to direct the flow of materials through the manufacturing cycle. Printed circuit board assemblies with PTH components are assembled using automatic insertion machines for all eligible components, including axial, dual inline package, radial and square-wire pins, which for most products allows over 90% of the total PTH components to be automatically inserted. Manually assembled components are either purchased or prepared in-house to allow for "drop-in" assembly on a moving assembly conveyor that feeds the PCB assemblies directly into an automated soldering system that solders the pins to the PCB. For SMT printed circuit assemblies, CMC has full capability to run either "top-side," "bottom-side" or "mixed-technology" PCB assemblies. Equipment capabilities include screen-printing with vision and computer-controlled alignment; high-speed, in-line epoxy dispensing; surface-mount component placement with speeds up to 44,500 components per hour per machine; assembly of fine-pitch components and computer-controlled infrared reflow soldering.

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

         The Company has achieved ISO 9001 certification at its Mississippi facility and ISO 9002 certification at its California facility. The Company believes that the process of attaining ISO certification serves as an excellent tool for quality improvement, enabling the Company to provide consistency and excellence in its products and services. Also, since certain potential customers prefer or require manufacturers to have achieved ISO certification, such certification may offer certain competitive advantages. The Company believes that compliance with ISO will allow it to expand its bid opportunities, especially with customers who participate in world-wide markets.

         In addition to ISO certification, CMC Mississippi has achieved certification to British Approval Board for Telecommunications (BABT). Achieving BABT certification broadens CMC's opportunities with telecommunication customers by providing manufacturing solutions that meet the United Kingdom national requirements or Common Technical Regulations under Directive 91/263/EEC.

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

Competition

         The electronics manufacturing services industry is highly competitive. Competitive manufacturing services are available from many independent sources as well as in-house manufacturing operations of current and potential customers. In addition, certain large electronics manufacturers are transforming existing manufacturing facilities into contract manufacturing operations. The Company also competes with foreign contract manufacturers which, due to lower cost of labor, have become significant competitors with respect to high volume products or those with a high labor content.

         The Company believes that its primary competitors are Solectron Corporation, Avex, Inc., Flextronics International Ltd., Jabil Circuit, Inc., and SCI Systems, Inc. CMC believes that the primary competitive issues in the markets in which it focuses are quality of manufacturing processes, surface mount capacity and total production capacity, responsiveness to customer needs, price, quality, reliable delivery and financial resources. CMC believes that it competes favorably with respect to most of these factors. However, certain of the Company's competitors have greater SMT and total production capacity and greater financial resources than the Company. In addition, certain overseas competitors are able to offer low-cost production for certain types of products, particularly those which require a higher labor content. To remain competitive, the Company must continue to expand its advanced manufacturing technologies, provide superior quality and service, and be price competitive. In addition, the Company's planned manufacturing facility in Hermosillo, Mexico is an effort to expand manufacturing capacity while reducing costs. If the Company were to become unable to compete effectively in terms of quality, delivery, advanced manufacturing, service or price, the Company's business, financial condition and results of operations could be materially adversely affected.

Backlog

         The Company's backlog was approximately $56.9 million at July 31, 1997 and $30.5 million at July 31, 1996. Backlog consists of purchase orders received by the Company primarily for shipment within 180 days. Cancellation and postponement of purchase orders occasionally occur, and the Company negotiates charges to such customers that vary depending on the timing and circumstances of the cancellation or postponement. Because of possible rescheduling and cancellation, backlog does not necessarily reflect future sales levels.

Patents and Trademarks

         The Company owns four patents related to telephone equipment, but does not believe that patent or trademark protection is an important competitive factor in its market.

Employees

         At July 31, 1997, the Company had 931 full time employees and 180 temporary employees. At such date, the Company had 871 hourly employees and 240 salaried employees, including 874 in manufacturing, 52 in manufacturing support, 99 in engineering and quality, 32 in sales and marketing, and 54 in general and administrative. None of the Company's employees are represented by a labor union, and the Company has never experienced a work stoppage or strike.
The Company believes its relationships with its employees are good.

Factors That May Affect The Company

         The foregoing discussion of the Company's business, operations and competitive position contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward-looking statements as a result of certain of the risk factors set forth below and elsewhere in this document. In addition to the other information contained and incorporated by reference in this document, the following factors should be considered carefully in evaluating the Company and its business.

         Potential Fluctuations in Operating Results. The Company's operating results are affected by a number of factors, including the timing and mix of manufacturing projects, capacity utilization, price competition, the degree of automation that can be used in the assembly process, the efficiencies that can be achieved by the Company in managing inventories and fixed assets, the timing of orders from customers, fluctuations in demand for customer products, the timing of expenditures in anticipation of increased sales, customer product delivery requirements, increased costs and shortages of components or labor and economic conditions generally. All of these factors can cause substantial fluctuations in the Company's operating results. The Company's expenditures (including, but not limited to, equipment, inventory and labor) are based, in part, on its expectations as to future revenues and, to a large extent, are fixed in the short term. Accordingly, the Company has in the past and may in the future be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in revenues, and any significant shortfall of demand in relation to the Company's expectations or any material delay or cancellation of customer orders could have an almost immediate material adverse effect on the Company's operating results. As a result, it is possible that in some future period, the Company's operating results could fail to meet the expectations of public market analysts or investors. In such events, or in the event that adverse conditions prevail or are perceived to prevail generally or with respect to the Company's business, the trading price of Company's Common Stock could drop significantly.

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

         Customer Concentration; Dependence on Industry Trends. A small number of customers are currently responsible for a significant portion of the Company's net sales. In the fiscal years ended July 31, 1997, 1996 and 1995, the Company's four largest customers in such periods accounted for approximately 61%, 63%, and 69%, respectively, of consolidated net sales. Sales to Micron Electronics, Inc. accounted for approximately 21% of the Company's revenues for the fiscal year ended July 31, 1997. Any material delay, cancellation or reduction of orders from these or other customers could have a material adverse effect on the Company's results of operations.

         The percentage of the Company's sales to its major customers may fluctuate from period to period. Significant reductions in sales to any of these customers could have a material adverse effect on the Company's results of operations. In addition, customer contracts can be canceled and volume levels can be materially changed or delayed. The timely replacement of canceled, delayed or reduced contracts with new business cannot be assured. These risks are exacerbated because the Company's sales are to customers in segments of the electronics industry subject to rapid technological change and product obsolescence. The factors affecting these industries in general, or any of the Company's major customers in particular, could have a material adverse effect on the Company's results of operations.

         Competition. The electronics manufacturing services industry is comprised of a large number of companies, several of which have achieved substantial market share. The Company also faces competition from current and prospective customers, which evaluate the Company's capabilities against the merits of manufacturing products internally. The Company competes with different companies depending on the type of service or geographic area. Certain of the Company's competitors have broader geographic breadth. They also may have greater manufacturing, financial, research and development and marketing resources than the Company. The Company believes that the primary basis of competition in its targeted markets is manufacturing technology, quality, responsiveness, and the provision of value-added services and price. To be competitive, the Company must provide technologically advanced manufacturing services, high product quality levels, flexible delivery schedules and reliable delivery of finished products on a timely and price competitive basis. The Company currently may be at a competitive disadvantage as to price when compared to manufacturers with lower cost structures, particularly with respect to manufacturers with established facilities where labor costs are lower.

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

         Management of Growth. There can be no assurance that the Company will successfully manage the integration of new business and the growth, if any, of the Company's operations. In addition, the Company may experience certain inefficiencies as it manages geographically dispersed operations. Should the Company increase its expenditures in anticipation of a future level of sales which does not materialize, its results of operations could be materially adversely affected. On occasion, customers may require rapid increases in production which can place an excessive burden on the Company's resources. There can be no assurance that the Company will be capable of meeting the demands placed upon the Company's resources by these or any other customers.

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

         Dependence on Key Personnel and Skilled Employees. The Company's continued success depends to a large extent upon the efforts and abilities of key managerial and technical employees. The loss of services of certain key personnel could have a material adverse effect on the Company. The Company's business also depends upon its ability to continue to attract and retain senior managers and sales representatives and other skilled employees. Failure to do so could have a material adverse effect on the Company's operations.

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

Item 2. Properties.

         The Company's principal facility is a 350,000 square foot manufacturing plant located on sixty-four acres in Corinth, Mississippi. The plant and land are leased at the rate of approximately seven thousand dollars annually, pursuant to a lease with the Industrial Development Board of Alcorn County, Mississippi, with options to renew the lease until 2060. The Company also leases a 75,000 square foot facility in Santa Clara, California, and 20,000 square feet of warehouse space in Corinth, Mississippi. The Company has announced plans to build a 55,000 square foot manufacturing facility in Hermosillo, Mexico and to open an international purchasing office in Taiwan in the 1998 fiscal year. Although there are currently no specific plans for further expansion, the Company continually evaluates customer needs and market opportunities to expand its facilities geographically.

Item 3. Legal Proceedings.

         The Company is involved from time to time in litigation incidental to its business. Management believes that the outcome of current litigation will not have a material adverse effect upon the results of operations or financial condition of the Company and will not disrupt the normal operations of the Company.

         In December 1993, the Company retained the services of an industrial safety consultant to assist in quantifying the potential exposure to the Company in connection with clean-up and related costs of a former manufacturing site, commonly known as the ITT Telecommunications site in Milan, Tennessee and more particularly described as a 50.1 acre tract surveyed by Construction Layout Service of Milan, Tennessee. The consultant initially estimated that the cost to remove the contaminated soil and deliver it to an appropriate hazardous waste site would be approximately $200,000. Based upon this advice, the Company subsequently entered into a voluntary agreement to investigate the site with the Tennessee Department of Environment and Conservation. In addition, the Company agreed to reimburse a tenant of the site $115,000 for expenditures previously incurred to investigate environmental conditions at the site. The Company recorded a total provision of $320,000 based on these estimates. In fiscal 1995, an environmental expert concluded that the cost of a full study combined with short and long-term remediation of the site may cost between $3 and $4 million. During fiscal 1996, the State of Tennessee's Department of Environment and Conservation named certain potentially responsible parties ("PRPs") in relation to the former facility. The Company was not named as a PRP. However, Alcatel, Inc., a PRP named by the State of Tennessee's Department of Environment and Conservation and a former owner of the Company, is seeking indemnification from the Company. To date, Alcatel has not filed any legal proceedings to enforce its indemnification claim. However, there can be no assurance that Alcatel will not initiate such proceedings or that any other third parties will not assert claims against the Company relating to remediation of the site. In the event any such proceedings are initiated or any such claim is made, the Company believes it has numerous defenses which it will vigorously assert. There can be no assurance that if any proceedings are initiated or any such claim is asserted, defense or resolution of such matter will not have a material adverse effect on the Company's financial position or results of operations.

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

         The following table sets forth, for the periods indicated, the high and low sale prices for the Company's Common Stock as reported on the Nasdaq National Market. Such prices represent prices between dealers and do not include retail mark-ups, mark-downs or commissions and may not represent actual transactions.

                                                       High               Low
                                                       ----               ---
Fiscal Year 1996:
-----------------
First quarter                                         $ 4.75            $ 2.75
Second quarter                                          4.63              3.63
Third quarter                                           6.25              4.00
Fourth quarter                                          9.19              5.75

Fiscal Year 1997:
-----------------
First quarter                                           8.88              5.63
Second quarter                                         12.63              7.88
Third quarter                                          13.50              5.50
Fourth quarter                                          9.13              6.25

         There were approximately 211 holders of record of the Common Stock as of September 30, 1997. The Company believes it had in excess of 1,000 beneficial shareholders as of September 30, 1997. The Company had 6,930,713 shares outstanding as of September 30, 1997.

         The Company has not paid any cash dividends and does not anticipate paying any cash dividends in the foreseeable future.

Item 6. Selected Financial Data.

         The Company's Selected Financial Data is hereby incorporated by reference to page 8 of its 1997 Annual Report to Shareholders. Excerpts of such Annual Report are filed as Exhibit 13.1 hereto.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

         The Company's Management's Discussion and Analysis of Financial Condition and Results of Operation is hereby incorporated by reference to pages 9 through 16 of its 1997 Annual Report to Shareholders. Excerpts of such Annual Report are filed as Exhibit 13.1 hereto.

Item 8. Financial Statements and Supplementary Data.

         The information set forth in the Consolidated Financial Statements contained in excerpts of the 1997 Annual Report to Shareholders is incorporated herein by reference. An index to the Company's Consolidated Financial Statements is set forth at Part IV, Item 14(2) at page 13.

         The selected quarterly financial data set forth under the caption "Quarterly Results" at page 11 of excerpts of the 1997 Annual Report to Shareholders is incorporated herein by this reference.

Item 9. Changes in and Disagreements With Accountants on Accounting And Financial Disclosure.

         None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

         Information with respect to the directors and executive officers of the Company is incorporated by reference from the Company's Proxy Statement relating to the 1997 Annual Meeting of Shareholders. Such Proxy Statement has been filed previously with the Securities and Exchange Commission.

Item 11. Executive Compensation.

         Certain information relating to executive compensation included in the Proxy Statement relating to the 1997 Annual Meeting of Shareholders is incorporated herein by reference. Such Proxy Statement has been filed previously with the Securities and Exchange Commission.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         Certain information relating to stock ownership included in the Proxy Statement relating to the 1997 Annual Meeting of Shareholders is incorporated herein by reference. Such Proxy Statement has been filed previously with the Securities and Exchange Commission.

Item 13. Certain Relationships and Related Transactions.

         Certain information relating to transactions with management included in the Proxy Statement relating to the 1997 Annual Meeting of Shareholders is incorporated herein by reference. Such Proxy Statement has been filed previously with the Securities and Exchange Commission.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(1) Exhibits

Exhibit   Description
Number    -----------
-------
3.1*      Restated Certificate of Incorporation.
3.2*      Amended and Restated Bylaws.
4.1*      Form of Common Stock Certificate.
4.2***    Securities Purchase Agreement, dated as of May 15, 1996, by and between the Company and each of the investors listed therein.
10.1*     Agreement and Plan of Reorganization between CMC Industries, Inc. and
          International Telecommunication Asia PTE, Ltd. dated as of October 2, 1993.
10.2*     Lease Agreement between The Board of Supervisors of Alcorn County,
          Mississippi and International Telephone and Telegraph Corp. dated
          August 1, 1961, as amended and supplemented and related documents.
10.3*     Lease Agreement between Corinth Telecommunications Corp. (now known as
          CMC Manufacturing, Inc.) and Douglas Jumper and Truitt Stockton d/b/a
          Jumper-Stockton Warehouses for the Pinecrest Road warehouse dated
          October 20, 1992.
10.4*     Lease Agreement between Corinth Telecommunications Corp. (now known as
          CMC Manufacturing, Inc.) and Douglas Jumper and Truitt Stockton d/b/a/
          Jumper-Stockton Warehouses for the Sawyers Road warehouse dated
          October 20, 1992.
10.5*     Loan and Security Agreement dated August 23, 1993 between CMC
          Manufacturing, Inc. and Continental Bank, N.A. and related documents.
10.6*     License Agreement between ITT Corporation and ITT Telecom Products
          Corporation (now known as CMC Manufacturing, Inc.) dated
          December 30, 1986.
10.7*     Agreement between Cortelco International, Inc. and CMC Manufacturing,
          Inc. dated as of September 1, 1993.
10.8*     Cortelco USA, Inc. (now known as CMC Manufacturing, Inc.) Profit
          Sharing Savings Plan and Trust for Salaried Employees.
10.9*     Hourly Pension Plan for Employees of ITT Telecom Products Corporation
          (now known as CMC Manufacturing, Inc.) at Corinth.
10.10**** CMC Industries, Inc. 1990 Equity Incentive Plan, amended and restated
          as of November 15, 1996.
10.11*    Form of Indemnification Agreement between CMC Industries, Inc. and certain officers and directors.
10.12**   Lease Agreement between Guzik Investments, L.P. and CMC Industries dated June 14, 1995.
10.13**** CMC Industries, Inc. 1996 Employee Stock Purchase Plan.
10.14     Executive Employment Agreement between CMC Industries, Inc. and
          Jack O'Rear dated  August 1, 1997.
13.1      Excerpts from the 1997 Annual Report to Shareholders.
21.1      Subsidiaries of the Registrant.
23.1      Consent of Independent Accountants.
27.1      Financial Data Schedule (For SEC electronic filing purposes only)

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

**** Incorporated by reference to exhibits filed with the Registrant's Proxy
     Statement on Schedule 14A filed with the Securities and Exchange Commission on October 22, 1996.

(2) Financial Statements and Schedules

      Consolidated Financial Statements of CMC Industries, Inc. and subsidiaries

               Consolidated Balance Sheets as of July 31, 1997 and 1996 Consolidated Statements of Income for the Years Ended July 31, 1997, 1996 and 1995
               Consolidated Statements of Changes In Stockholders' Equity for the Years Ended July 31, 1997, 1996 and 1995
               Consolidated Statements of Cash Flows for the Years Ended July 31, 1997, 1996 and 1995
               Notes to Consolidated Financial Statements
               Report of Independent Accountants

      The Financial Statements are hereby incorporated by reference to pages 17 to 35 of the Company's 1997 Annual Report to Shareholders. Excerpts of such Annual Report are filed as Exhibit 13.1 hereto.

      All schedules specified by the Securities and Exchange Commission are inapplicable or omitted pursuant to Regulation S-X since the information is included in the Consolidated Financial Statements or related notes.

(3) Reports on Form 8-K

      No reports on Form 8-K were filed during the quarter ended July 31, 1997.

                                   SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            CMC INDUSTRIES, INC.

                                            /s/ Matthew G. Landa
                                            ------------------------------------
Date:  October 28, 1997                     Matthew G. Landa,  President,
                                            Chief Executive Officer and Director


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                            Title                           Date
         ---------                            -----                           ----
/s/ David S. Lee                     Chairman of the Board              October 28, 1997
------------------------------
David S. Lee


/s/ Matthew G. Landa                 President, Chief Executive         October 28, 1997
------------------------------       Officer and Director
Matthew G. Landa


/s/ Andrew J. Moley                  Executive Vice President,          October 28, 1997
------------------------------       Chief Financial Officer and
Andrew J. Moley                      Director


/s/ Ira Coron                        Director                           October 28, 1997
------------------------------
Ira Coron


/s/ Frederick W. Gibbs               Director                           October 28, 1997
------------------------------
Frederick W. Gibbs


/s/ Charles Holloway                 Director                           October 28, 1997
------------------------------
Charles Holloway