Form 10-Q
period 1997-10-31
CMC INDUSTRIES INC
filed 1997-12-15
CIK 913270

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-Q

                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1997

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

YES [X]      NO [ ]
    ---         ---
INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LAST PRACTICABLE DATE.

                 COMMON STOCK, $.01 PAR VALUE - 6,903,796 SHARES
                       OUTSTANDING AS OF NOVEMBER 30, 1997

                                      INDEX

                         PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited):

                  Balance Sheets                                            3

                  Statements of Income                                      4

                  Statements of Cash Flows                                  5

                  Notes to Financial Statements                             6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             7-11

                  PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                 12

Item 6.  Exhibits and Reports on Form 8-K                                  12



Signatures                                                                 13

                              CMC INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                    UNAUDITED


                                                                  OCTOBER 31, 1997   JULY 31, 1997
                                                                  ----------------   -------------
                                             ASSETS
CURRENT ASSETS
    CASH AND CASH EQUIVALENTS                                        $   4,604         $  4,298
    ACCOUNTS RECEIVABLE, NET                                            49,771           32,533
    ACCOUNTS RECEIVABLE FROM AFFILIATE                                   8,594            9,186
    INVENTORIES                                                         31,054           29,900
    OTHER CURRENT ASSETS                                                 1,255            1,196
                                                                     ---------         --------

      TOTAL CURRENT ASSETS                                              95,278           77,113

    PLANT AND EQUIPMENT, NET                                            11,597           11,498
    INVESTMENT IN PREFERRED STOCK OF AFFILIATE                           5,884            5,884
    OTHER ASSETS                                                         2,017            2,048
                                                                     ---------         --------

                                                                     $ 114,776         $ 96,543
                                                                     =========         ========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    NOTES PAYABLE UNDER LINES OF CREDIT                              $  16,607         $ 12,792
    CURRENT PORTION OF LONG-TERM DEBT                                    1,728            1,728
    ACCOUNTS PAYABLE                                                    47,763           35,936
    OTHER CURRENT LIABILITIES                                            7,468            6,022
                                                                     ---------         --------

      TOTAL CURRENT LIABILITIES                                         73,566           56,478

    LONG-TERM DEBT                                                       3,964            4,389
    OTHER LIABILITIES                                                      820              832
                                                                     ---------         --------

      TOTAL LIABILITIES                                                 78,350           61,699

STOCKHOLDERS' EQUITY
    COMMON STOCK                                                            70               69
    ADDITIONAL PAID-IN CAPITAL                                          31,885           31,594
    RETAINED EARNINGS                                                    4,912            3,622
    TREASURY STOCK                                                        (441)            (441)
                                                                     ---------         --------

      TOTAL STOCKHOLDERS' EQUITY                                        36,426           34,844
                                                                     ---------         --------

                                                                     $ 114,776         $ 96,543
                                                                     =========         ========


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              CMC INDUSTRIES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                    UNAUDITED


                                                              THREE MONTHS ENDED
                                                                  OCTOBER 31,
                                                           ------------------------
                                                            1997             1996
                                                           -------          -------
NET SALES                                                  $90,626          $41,941
COST OF SALES                                               85,068           38,441
                                                           -------          -------

GROSS PROFIT                                                 5,558            3,500

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                 3,099            1,995
                                                           -------          -------

OPERATING INCOME                                             2,459            1,505

INTEREST EXPENSE, NET                                          395              319
                                                           -------          -------

INCOME BEFORE INCOME TAXES                                   2,064            1,186

PROVISION FOR INCOME TAXES                                     774              450
                                                           -------          -------

NET INCOME                                                 $ 1,290          $   736
                                                           =======          =======

NET INCOME PER COMMON SHARE                                $  0.18          $  0.11
                                                           =======          =======

WEIGHTED AVERAGE SHARES OUTSTANDING                          7,355            6,996
                                                           =======          =======


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                              CMC INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                    UNAUDITED




                                                                             THREE MONTHS ENDED OCTOBER 31,
                                                                             ------------------------------
                                                                                 1997             1996
                                                                               --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:

  NET INCOME                                                                   $  1,290         $    736

  ADJUSTMENTS TO RECONCILE NET INCOME TO
   NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
    DEPRECIATION AND AMORTIZATION                                                   516              481
    CHANGE IN ASSETS AND LIABILITIES:
      RECEIVABLES                                                               (16,646)          (2,868)
      INVENTORIES                                                                (1,154)          (4,758)
      ACCOUNTS PAYABLE                                                           11,827           10,559
      OTHER ASSETS AND LIABILITIES                                                1,394           (1,046)
                                                                               --------         --------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                              (2,773)           3,104
                                                                               --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:

  CAPITAL EXPENDITURES                                                             (602)          (1,663)
                                                                               --------         --------

NET CASH USED IN INVESTING ACTIVITIES                                              (602)          (1,663)
                                                                               --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:

  BORROWINGS UNDER LINES OF CREDIT, NET                                           3,815           (2,282)
  PRINCIPAL PAYMENTS ON LONG-TERM DEBT                                             (426)            (474)
  PROCEEDS FROM ISSUANCE OF STOCK                                                   292                6
                                                                               --------         --------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                               3,681           (2,750)
                                                                               --------         --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                306           (1,309)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  4,298            2,977
                                                                               --------         --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $  4,604         $  1,668
                                                                               ========         ========


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                              CMC INDUSTRIES, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary to present fairly the financial position and results of operations and cash flows in conformity with generally accepted accounting principles. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1997.

         Net income per common and common equivalent share has been computed on the basis of the weighted average number of common shares outstanding and dilutive common stock equivalent shares outstanding during the respective periods. Common equivalent shares consist of stock options included in the computation of net income per share using the treasury stock method.

         NOTE 2 - INVENTORIES

         The components of inventories were as follows (in thousands):

                                                   October  31,   July 31,
                                                      1997          1997
                                                   -----------    -------

         Raw materials and purchased components      $27,632      $26,205
         Work-in-process                               2,379        2,874
         Finished goods                                1,043          821
                                                     -------      -------
                                                     $31,054      $29,900
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

RESULTS OF OPERATIONS

         Net sales for the first quarter of fiscal year 1998 increased by approximately 116% to $90.6 million from $41.9 million for the corresponding quarter of the prior year. Sales to Micron Electronics, Inc. a box build customer serving the computer market, accounted for $38.1 million, or 42% of the Company's revenues in the first quarter of fiscal 1998. The Company initiated business with this customer in the second quarter of fiscal 1997. Revenue growth was also accomplished with sales to new customers and increased sales to certain existing customers.

         Gross profit for the first quarter of fiscal 1998 was $5.6 million or 6.1% of net sales, as compared to $3.5 million or 8.3% of net sales for the first quarter of fiscal 1997. Gross margin as a percentage of sales decreased in the first quarter of fiscal 1998 from the comparable quarter of fiscal 1997 principally due to a higher percentage of lower margin box build business, the decline of certain high margin consignment business and costs associated with the commencement of new turnkey business.

         Selling, general and administrative expenses were $3.1 million or 3.4% of net sales in the first quarter of fiscal 1998, as compared to $2.0 million or 4.8% of net sales for the first quarter of fiscal 1997. Selling, general and administrative expenses decreased as a percentage of net sales in the first quarter of fiscal 1998 from the comparable quarter of fiscal 1997, partially as a result of the significant increase in net sales for such periods. However, such expenses increased in absolute dollars in the first quarter of fiscal 1998 when compared to the corresponding quarter of fiscal 1997 primarily due to increases in sales and marketing expenses, increases in expenses incurred to expand and upgrade the Company's management information system and an increase in selling expenses directly associated with the higher sales levels.

         Net interest expense for the first quarter of fiscal 1998 was $395,000 as compared to $319,000 for the corresponding period of the prior year. This increase resulted from a higher average debt outstanding in the first quarter of the fiscal 1998 when compared to the first quarter of fiscal 1997.

         The Company's effective tax rate was approximately 38% for both the first quarter of fiscal 1998 and the first quarter of fiscal 1997.

FACTORS THAT MAY AFFECT THE COMPANY

         This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward-looking statements as a result of certain of the risk factors set forth below and elsewhere in this document. In addition to the other information contained and incorporated by reference in this document, the following factors should be considered carefully in evaluating the Company and its business.

         POTENTIAL FLUCTUATIONS IN OPERATING RESULTS. The Company's operating results are affected by a number of factors, including the timing and mix of manufacturing projects, capacity utilization, price competition, the degree of automation that can be used in the assembly process, the efficiencies that can be achieved by the Company in managing inventories and fixed assets, the timing of orders from customers, the rescheduling of existing and forecast orders for turnkey products, fluctuations in demand for customer products, the mix of products in various stages of their life cycles, the timing of expenditures in anticipation of increased sales, customer product delivery requirements, increased costs and shortages of components or labor and economic conditions generally. All of these factors can cause substantial fluctuations in the Company's operating results. The Company's expenditures (including, but not limited to, equipment, inventory and labor) are based, in part, on its expectations as to future revenues and, to a large extent, are fixed in the short term. Accordingly, the Company has in the past and may in the future be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in revenues, and any significant shortfall of demand in relation to the Company's expectations or any material delay or cancellation of customer orders could have an almost immediate material adverse effect on the Company's operating results. As a result, it is possible that in some future period, the Company's operating results could fail to meet the expectations of public market analysts or investors. In such events, or in the event that adverse conditions prevail or are perceived to prevail generally or with respect to the Company's business, the trading price of Company's Common Stock could drop significantly.

         The Company's gross profit as a percentage of sales in future periods may be materially adversely affected by various factors associated with the Company's implementation of new product lines, acquisition of new manufacturing equipment and other capital expenditures and continued dependence on turnkey contracts (and the inventory risks inherent therein). Expansion of capacity will result in a higher fixed cost structure which will require increased revenue and/or significant improvements in operating efficiencies in order to maintain historical gross margins. Additionally, the commencement of production of new products typically involves significant startup costs, lower yields and other inefficiencies. New products do not generate gross margins as high as products which have been in volume production for several months. The Company also expects that competition may continue to intensify, which could also result in pricing pressure on the Company's value-added manufacturing services, and thus may lower the Company's gross margins.

         CUSTOMER CONCENTRATION; DEPENDENCE ON INDUSTRY TRENDS. A small number of customers are currently responsible for a significant portion of the Company's net sales. In the three months ended October 31, 1997 and the fiscal years ended July 31, 1997, 1996 and 1995, the Company's four largest customers in such periods accounted for approximately 69%, 61%, 63% and 69%, respectively, of consolidated net sales. Sales to Micron Electronics, Inc. accounted for approximately 42% of the Company's revenues for the three months ended October 31, 1997 and approximately 21% of the Company's revenues for fiscal year ended July 31, 1997. Any material delay, cancellation or reduction of orders from these or other customers could have a material adverse effect on the Company's results of operations.

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

         COMPETITION. The electronics manufacturing services industry is comprised of a large number of companies, several of which have achieved substantial market share. The Company also faces competition from current and prospective customers, which evaluate the Company's capabilities against the merits of manufacturing products internally. The Company competes with different companies depending on the type of service or geographic area. Certain of the Company's competitors have broader geographic breadth. They also may have greater manufacturing, financial, research and development and marketing resources than the Company. The Company believes that the primary basis of competition in its targeted markets is manufacturing technology, quality, responsiveness, and the provision of value-added services and price. To remain competitive, the Company must provide technologically advanced manufacturing services, high product quality levels, flexible delivery schedules and reliable delivery of finished products on a timely and price competitive basis. The Company currently may be at a competitive disadvantage as to price when compared to manufacturers with lower cost structures, particularly with respect to manufacturers with established facilities where labor costs are lower.

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

         MANAGEMENT OF GROWTH. There can be no assurance that the Company will successfully manage the integration of new business, if any, and the growth, if any, of the Company's operations. In addition, the Company may experience certain inefficiencies as it manages geographically dispersed operations, including but not limited to the Company's announced manufacturing facility in Hermosillo, Mexico (which is currently under development) and its international purchasing office in Taiwan. Should the Company increase its expenditures in anticipation of a future level of sales which does not materialize, its results of operations could be materially adversely affected. On occasion, customers may require rapid increases in production which can place an excessive burden on the Company's resources. There can be no assurance that the Company will be capable of meeting the demands placed upon the Company's resources by these or any other customers.

         ENVIRONMENTAL COMPLIANCE. The Company is subject to a variety of environmental regulations relating to the use, storage, discharge and disposal of hazardous chemicals used during its manufacturing process. To date, environmental regulations have not restricted the Company's ability to operate or expand its manufacturing operations or caused the Company to incur significant expense. Environmental laws, however, could become more stringent over time, imposing greater compliance cost and increasing risks and penalties associated with a violation. Any failure by the Company to comply with present and future regulations could subject it to future liabilities or the suspension of production. In addition, such regulations could restrict the Company's ability to expand its facilities or could require the Company to acquire costly equipment or to incur other significant expenses to comply with environmental regulations. In this regard, see Part II. Item 1, "Legal Proceedings."

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

         DEPENDENCE ON KEY PERSONNEL AND SKILLED EMPLOYEES. The Company's continued success depends to a large extent upon the efforts and abilities of key managerial and technical employees. The loss of services of certain key personnel could have a material adverse effect on the Company. The Company's business also depends upon its ability to continue to attract and retain senior managers and sales representatives and other skilled employees for whom competition is intense. Failure to do so could have a material adverse effect on the Company's operations.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company's bank credit facility is comprised of a revolving credit line of $25.0 million, a $6.0 million term loan amortizing over fifty-six months beginning in October 1996 and a $3.8 million equipment line. The loan agreement contains financial covenants related to the Company's net worth and debt service coverage and restricts capital expenditures. At October 31, 1997, total borrowings under this facility were $16.6 million under the revolving credit line and $4.5 million under the term loan.

         The Company leases its primary manufacturing facilities and certain equipment using both capital and operating lease arrangements. At October 31, 1997, future minimum lease payments under the noncancelable portion of lease agreements were $13.0 million, of which $5.4 million is scheduled for payment in the next twelve months.

         The Company's cash and cash equivalents increased from $4.3 million to $4.6 million during the three months ended October 31, 1997. The Company's operations used cash of $2.8 million during these three months. Cash was provided by net income before depreciation and amortization of $1.8 million, an $11.8 million increase in accounts payable and changes in other assets and liabilities of $1.4 million. Cash was used to fund a $16.6 million increase in trade receivables and an $1.2 million increase in inventories. The Company believes that the increases in receivables, inventories and payables were primarily due to, and commensurate with, the increase in revenues experienced by the Company during this period.

         During the three months ended October 31, 1997, the Company used cash of $602,000 for capital expenditures and $426,000 to repay long-term debt. During the quarter, cash of $3.8 million was provided by increased borrowings under the Company's revolving credit line. Also during this same period, approximately 54,000 shares of the Company's Common Stock were issued under the Company's stock option and employee stock purchase plans, resulting in net proceeds to the Company of approximately $292,000.

         The Company's needs for financing in the next twelve months may include increases in working capital to support sales growth, if any, and expansion of capacity (plant and equipment). The Company has committed to purchase a 4.4 acre tract of land in Hermosillo, Mexico and a 55,000 square foot manufacturing plant under construction at this site. The Company currently estimates that the cost of development of the project will be approximately $3 million (although there can be no assurance as to what the actual cost will in fact be) and plans to finance this project using a combination of installment notes payable to the building contractor and funds available under the Company's lines of credit. The Company expects to meet its other short-term liquidity requirements generally through net cash provided by operations, vendor credit terms, operating lease arrangements and short-term borrowings under its lines-of-credit.

         The Company from time to time evaluates possible business acquisitions, facility additions and expansion of capabilities. The Company may seek additional financing as needed to pursue growth opportunities, including any expansion of capacity; however, there can be no assurance that such financing will be available on terms acceptable to the Company, if at all.

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

         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits. Exhibit 27 Financial Data Schedule (for SEC use only)

         (b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the quarter ended October 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   CMC INDUSTRIES, INC.
                                                   Registrant



Date:  December 15, 1997                           /s/ Matthew G. Landa
                                                   --------------------
                                                   Matthew G. Landa
                                                   President and Chief Executive
                                                   Officer




Date:  December 15, 1997                           /s/ Andrew J. Moley
                                                   -------------------
                                                   Andrew J. Moley
                                                   Executive Vice President and
                                                   Chief Financial Officer