Form 10-Q
period 1998-01-31
CMC INDUSTRIES INC
filed 1998-03-16
CIK 913270

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                    FORM 10-Q

                                   (MARK ONE)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1998

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

                 COMMON STOCK, $.01 PAR VALUE - 7,450,407 SHARES
                       OUTSTANDING AS OF FEBRUARY 28, 1998

                                      INDEX

                         PART I - FINANCIAL INFORMATION

   Item 1.  Condensed Consolidated Financial Statements (Unaudited):

                Balance Sheets                                                 3

                Statements of Income                                           4

                Statements of Cash Flows                                       5

                Notes to Financial Statements                                  6



   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                7-12

   Item 3.  Quantitative and Qualitative Disclosure About Market Risks         12


                           PART II - OTHER INFORMATION


   Item 1.  Legal Proceedings                                                  13

   Item 2.  Changes in Securities and Use of Proceeds                          13

   Item 4.  Submission of Matters to a Vote of Security Holders                13-14

   Item 6.  Exhibits and Reports on Form 8-K                                   14


   Signatures                                                                  15

                              CMC Industries, Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                  JANUARY 31, 1998   JULY 31, 1997
                                                     UNAUDITED           (*)
                                                  ----------------   -------------
                  ASSETS

CURRENT ASSETS
     CASH AND CASH EQUIVALENTS                       $   5,031         $  4,298
     ACCOUNTS RECEIVABLE, NET                           36,825           32,533
     ACCOUNTS RECEIVABLE FROM AFFILIATE                  9,611            9,186
     INVENTORIES                                        22,269           29,900
     OTHER CURRENT ASSETS                                4,743            1,196
                                                     ---------         --------

       TOTAL CURRENT ASSETS                             78,479           77,113

     PLANT AND EQUIPMENT, NET                           11,575           11,498
     INVESTMENT IN PREFERRED STOCK OF AFFILIATE          5,884            5,884
     OTHER ASSETS                                        4,083            2,048
                                                     ---------         --------

                                                     $ 100,021         $ 96,543
                                                     =========         ========

   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     NOTES PAYABLE UNDER LINES OF CREDIT             $  16,356         $ 12,792
     CURRENT PORTION OF LONG-TERM DEBT                   1,728            1,728
     ACCOUNTS PAYABLE                                   28,660           35,936
     OTHER CURRENT LIABILITIES                           7,537            6,022
                                                     ---------         --------

       TOTAL CURRENT LIABILITIES                        54,281           56,478

     LONG-TERM DEBT                                      3,554            4,390
     OTHER LIABILITIES                                     808              831
                                                     ---------         --------

       TOTAL LIABILITIES                                58,643           61,699

STOCKHOLDERS' EQUITY
     COMMON STOCK                                           75               69
     ADDITIONAL PAID-IN CAPITAL                         35,603           31,594
     RETAINED EARNINGS                                   6,141            3,622
     TREASURY STOCK                                       (441)            (441)
                                                     ---------         --------

       TOTAL STOCKHOLDERS' EQUITY                       41,378           34,844
                                                     ---------         --------
                                                     $ 100,021         $ 96,543
                                                     =========         ========


*  CONDENSED FROM AUDITED CONSOLIDATED FINANCIAL STATEMENTS.

SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                              CMC INDUSTRIES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                    UNAUDITED

                                                 THREE MONTHS ENDED        SIX MONTHS ENDED
                                                     JANUARY 31,              JANUARY 31,
                                                 -------------------     --------------------
                                                  1998        1997         1998         1997
                                                 -------     -------     --------     -------
NET SALES                                        $88,431     $56,332     $179,047     $98,273
COST OF SALES                                     82,926      52,396      167,984      90,837
                                                 -------     -------     --------     -------

GROSS PROFIT                                       5,505       3,936       11,063       7,436

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES       3,182       2,200        6,281       4,195
                                                 -------     -------     --------     -------

OPERATING INCOME                                   2,323       1,736        4,782       3,241

INTEREST EXPENSE, NET                                357         288          752         607
                                                 -------     -------     --------     -------

INCOME BEFORE INCOME TAXES                         1,966       1,448        4,030       2,634

PROVISION FOR INCOME TAXES                           737         548        1,511         998
                                                 -------     -------     --------     -------

NET INCOME                                       $ 1,229     $   900     $  2,519     $ 1,636
                                                 =======     =======     ========     =======

NET INCOME PER COMMON SHARE
     BASIC                                       $  0.18     $  0.13     $   0.36     $  0.25
     DILUTED                                     $  0.17     $  0.13     $   0.34     $  0.23

WEIGHTED AVERAGE SHARES OUTSTANDING
     BASIC                                         6,951       6,669        6,935       6,667
     DILUTED                                       7,405       7,188        7,380       7,092


     SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                              CMC INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                    UNAUDITED

                                                       SIX MONTHS ENDED JANUARY 31,
                                                       ----------------------------
                                                           1998           1997
                                                         --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:

  NET INCOME                                              $ 2,519       $  1,636

  ADJUSTMENTS TO RECONCILE NET INCOME TO
   NET CASH PROVIDED BY OPERATING ACTIVITIES:
    DEPRECIATION AND AMORTIZATION                           1,063            928
    CHANGE IN ASSETS AND LIABILITIES:
      RECEIVABLES                                          (4,717)       (10,843)
      INVENTORIES                                           7,631        (10,381)
      ACCOUNTS PAYABLE                                     (7,276)        20,008
      OTHER ASSETS AND LIABILITIES                            788           (836)
                                                          -------       --------

NET CASH PROVIDED BY OPERATING ACTIVITIES                       8            512
                                                          -------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:

  CAPITAL EXPENDITURES                                     (1,114)        (1,870)
  PAYMENTS FOR EQUIPMENT HELD FOR SALE AND LEASEBACK       (3,015)            --
  DEPOSITS FOR FACILITY UNDER CONSTRUCTION IN MEXICO       (1,500)            --
  OTHER                                                      (389)            --
                                                          -------       --------

NET CASH USED IN INVESTING ACTIVITIES                      (6,018)        (1,870)
                                                          -------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:

  BORROWINGS UNDER LINES OF CREDIT, NET                     3,564          2,899
  PRINCIPAL PAYMENTS ON LONG-TERM DEBT                       (836)          (944)
  PROCEEDS FROM ISSUANCE OF STOCK                           4,015             76
                                                          -------       --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                   6,743          2,031
                                                          -------       --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                     733            673

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            4,298          2,977
                                                          -------       --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                $ 5,031       $  3,650
                                                          =======       ========


SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

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

         NOTE 2 - INVENTORIES

         The components of inventories were as follows (in thousands):

                                                     January 31,      July 31,
                                                        1998            1997
                                                     -----------      ---------
         Raw materials and purchased components        $19,399         $26,205
         Work-in-process                                 2,357           2,874
         Finished goods                                    513             821
                                                       -------         -------
                                                       $22,269         $29,900
                                                       =======         =======


         NOTE 3 - NET INCOME PER SHARE

         During the quarter, the Company adopted the Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share", which establishes new standards for reporting earnings per share ("EPS"). The EPS computations for the prior periods have been restated to conform with the provisions of SFAS No. 128.

         Basic EPS was computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS was calculated by dividing net income by the weighted average number of common shares outstanding and dilutive common stock equivalent shares outstanding during the respective periods. Common equivalent shares consist of stock options included in the computation of EPS using the treasury stock method.

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

         Set forth below are analyses of the Company's results of operations for the three months and six months ended January 31, 1998.

RESULTS OF OPERATIONS

         Sales for the second quarter of fiscal year 1998 increased by approximately 57% to $88.4 million from $56.3 million for the corresponding quarter of the prior year. Sales for the first six months of fiscal 1998 were $179.0 million, an 82% increase over sales of $98.3 million for same period of the prior year.

         The Company's manufacturing relationship with Micron Electronics, Inc. ("Micron"), the Company's largest customer in fiscal 1997 and in the first six months of fiscal 1998, has been discontinued. Sales to Micron were $33.3 million and $71.4 million for the quarter and six months ended January 31, 1998, respectively, as compared to $16.7 million for each of the corresponding periods of the prior fiscal year (the Company initiated business with Micron in the second quarter of fiscal 1997). The loss of this business may have a material adverse effect on the Company's business and results of operations in future fiscal quarters. Although the Company will continue its effort to secure new customers and enhance existing customer relationships, there can be no assurances that the Company will be able to offset the adverse effects of the loss of this business.

         Sales to customers other than Micron were $55.1 million for the second quarter of fiscal 1998, up 39% from $39.6 million for the same quarter of the prior year, and $107.6 million for the first six months of fiscal 1998, up 32% from $81.6 million for the corresponding period of the prior fiscal year. These increases were accomplished with sales to new customers and increased sales to certain existing customers. During the quarter, the Company announced that it had initiated business in fiscal 1998 with two new customers, Williams Electronics (a subsidiary of WMS Industries, Inc.) and Premisys Communications, Inc. Additionally, the Company expects to initiate shipments in the fourth quarter of fiscal 1998 under a new turnkey contract with one of its current customers, Diamond Multimedia Systems, Inc. ("Diamond"). Currently the Company is selling to Diamond on a consignment basis only and expects to continue this business until work begins under the new turnkey contract. This paragraph contains forward-looking statements, including, without limitation, the statements in the preceding sentences with respect to the turnkey contract with Diamond, and readers are urged to consider the "Factors that May Affect the Company" in this regard.

         Gross profit for the second quarter of fiscal 1998 was $5.5 million or 6.2% of sales, as compared to $3.9 million or 7.0% of sales for the second quarter of fiscal 1997. Gross profit for the first six months of fiscal 1998 was $11.1 million or 6.2% of sales, as compared to $7.4 million or 7.6% for the same period of the prior fiscal year. The decrease in gross profit as a percentage of sales from the corresponding period of the prior fiscal year principally resulted from a change in product mix, with the costs of materials as a percentage of total costs of goods sold increasing in the current fiscal year periods when compared to the corresponding periods of the prior fiscal year. Since the markup on the costs of materials is typically less than the markup on the costs of conversion (including labor and overhead), gross profit as a percentage of sales usually declines as the materials portion of total costs increases.

         Selling, general and administrative expenses were $3.2 million or 3.6% of sales in the second quarter of fiscal 1998, as compared to $2.2 million or 3.9% of sales in the second quarter of fiscal 1997. Such expenses were $6.3 million or 3.5% of sales in the first six months of fiscal 1998, as compared to $4.2 million or 4.3% of sales for the corresponding period of the prior year. The increases in absolute dollars between the corresponding periods of the current and prior fiscal years were primarily due to increases in marketing, customer service and management expenses incurred in an effort to improve profitability in future periods and increases in commissions associated with higher sales levels.

         Net interest expense for the second quarter and first six months of fiscal year 1998 was $357,000 and $752,000, respectively, as compared to $288,000 and $607,000 for the corresponding periods of fiscal 1997. Interest expense was higher in the current fiscal year periods due to increased borrowings required to support the working capital growth associated with the higher sales levels.

         The Company's effective income tax rate was approximately 38% throughout the first six months of both fiscal year 1998 and 1997. The effective income tax rate approximates the blended U.S. and state statutory rates.

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

         CUSTOMER CONCENTRATION; DEPENDENCE ON INDUSTRY TRENDS. A small number of customers are currently responsible for a significant portion of the Company's net sales. In the six months ended January 31, 1998 and the fiscal years ended July 31, 1997, 1996 and 1995, the Company's four largest customers in such periods accounted for approximately 68%, 61%, 63% and 69%, respectively, of consolidated net sales. Sales to Micron accounted for approximately 40% of the Company's revenues for the six months ended January 31, 1998 and approximately 21% of the Company's revenues for the fiscal year ended July 31, 1997. As disclosed previously, the relationship with Micron has been discontinued and the Company's business and results of operations may be materially adversely affected by such loss in future quarters. Any other material delay, cancellation or reduction of orders from other customers, including, without limitation, orders from Diamond, could also have a material adverse effect on the Company's results of operations.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's bank credit facility is comprised of a revolving credit line of $25.0 million, a $6.0 million term loan amortizing over fifty-six months beginning in October 1996 and a $3.8 million equipment line. The loan agreement contains financial covenants related to the Company's net worth and debt service coverage and restricts capital expenditures. At January 31, 1998, total borrowings under this facility were $16.4 million under the revolving credit line and $4.2 million under the term loan.

         The Company leases its primary manufacturing facilities and certain equipment using both capital and operating lease arrangements. At January 31, 1998, future minimum lease payments under the noncancelable portion of lease agreements were $11.4 million, of which $4.8 million is scheduled for payment in the next twelve months.

         In January 1998, the Company completed a private placement of an aggregate of 500,000 shares of its Common Stock, raising approximately $3.7 million. The purpose of the offering was principally to provide the Company additional financial flexibility to take advantage of business opportunities as they arise.

         The Company's cash and cash equivalents increased from $4.3 million to $5.0 million during the six months ended January 31, 1998. Cash from operations provided by net profits before depreciation and amortization of $3.6 million, a decrease in inventories of $7.6 million and a $788,000 change in other assets and liabilities was substantially offset by a $4.7 million increase in accounts receivable and a $7.3 million decrease in accounts payable. The Company believes that the increase in accounts receivable was primarily due to, and commensurate with, the increase in revenues experienced by the Company during this period; furthermore, the Company believes that the decreases in inventories and accounts payable were primarily the result of improved inventory management and the termination of the Micron program.

         The Company used $6.0 million in investing activities during the six months ended January 31, 1998, including $1.9 million in deposits and other payments associated with the construction and start-up of the Company's new facility in Hermosillo, Mexico. The Company expended $3.0 million to acquire manufacturing equipment; although, the Company currently contemplates that it will enter into a sale-leaseback transaction with respect to this manufacturing equipment, there can be no assurance that such transaction will be consummated. The Company also expended $1.1 million for other equipment and facility leasehold improvements.

         Cash flows from financing activities in the six months ended January 31, 1998 totaled $6.7 million, net of $836,000 used to repay long-term debt obligations. Cash provided included the proceeds from the private equity placement noted above, $292,000 from the issuance of approximately 54,000 shares of the Company's Common Stock under the Company's stock option and employee stock purchase plans and $3.6 million from increased borrowings under the Company's revolving credit line.

         The Company's needs for financing in the next twelve months may include increases in working capital to support sales growth, if any, and expansion of capacity (plant and equipment). The Company has committed to purchase a 4.4 acre tract of land in Hermosillo, Mexico and a 110,000 square foot manufacturing plant under construction at this site. The Company currently estimates that the cost of development of the project will be approximately $4.7 million (although there can be no assurance as to what the actual cost will in fact be) and plans to finance this project using cash on hand and funds available under the Company's lines of credit. The Company expects to meet its other short-term liquidity requirements generally through net cash provided by operations, vendor credit terms, operating lease arrangements and short-term borrowings under its lines of credit.

         The Company from time to time evaluates possible business acquisitions, facility additions and expansion of capabilities. The Company may seek additional financing as needed to pursue growth opportunities, including any expansion of capacity; however, there can be no assurance that such financing will be available on terms acceptable to the Company, if at all.



Item 3

                     QUANTITATIVE AND QUALITATIVE DISCLOSURE
                                ABOUT MARKET RISK


None

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

         ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

         On January 23, 1998, the Company issued an aggregate of 500,000 shares of its Common Stock to M. Kenneth Oshman and Richard M. Moley for total cash consideration of approximately $3.7 million. The proceeds will provide additional flexibility to enable the Company to take advantage of business opportunities as they arise. This private placement of shares is exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. The Company granted these investors certain registration rights that may not be exercised prior to January 23, 1999.

         ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's Annual Meeting of Stockholders was held on November 13, 1997. Proxies for the meeting were solicited pursuant to Regulation 14A. At the meeting, management's nominees for directors were elected. A summary of the nominees and voting results are as follows:


         NOMINEE                                          SHARES
         ------------------              -------------------------------------------
                                                                     ABSTENTIONS OR
                                          VOTING FOR                BROKER NON-VOTES
                                         ------------               ----------------

         Frederick W. Gibbs               5,737,173                      4,720
         Ira Coron                        5,737,173                      4,720


         Additionally, the selection of Price Waterhouse LLP as independent public accountants for the year ending July 31, 1998 was ratified with 5,724,393 shares voting in favor, 13,100 shares voting against and 4,400 shares abstaining.

         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                  Exhibit 27.1   Financial Data Schedule (for SEC use only)

         (b)      Reports on Form 8-K.

                  The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on January 30, 1998, reporting the consummation of a placement to private investors of an aggregate of 500,000 shares of the Company's Common Stock. The purpose of the offering was principally to provide additional financial flexibility to take advantage of business opportunities as they arise.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             CMC INDUSTRIES, INC.
                                             Registrant



Date:  March 10, 1998                        /s/ Matthew G. Landa
                                             --------------------
                                             Matthew G. Landa
                                             President and Chief Executive
                                             Officer






Date:  March 10, 1998                        /s/ Andrew J. Moley
                                             -------------------
                                             Andrew J. Moley
                                             Executive Vice President and
                                             Chief Financial Officer