Form 10-Q
period 1998-04-30
CMC INDUSTRIES INC
filed 1998-06-15
CIK 913270

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

                                   (MARK ONE)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1998

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

                            ------------------------

                                 (408) 982-9999
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                            ------------------------

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

                 COMMON STOCK, $.01 PAR VALUE - 7,462,316 SHARES
                         OUTSTANDING AS OF MAY 30, 1998

                                      INDEX

                         PART I - FINANCIAL INFORMATION

 Item 1.  Condensed Consolidated Financial Statements (Unaudited):

               Balance Sheets                                             3

               Statements of Income                                       4

               Statements of Cash Flows                                   5

               Notes to Financial Statements                              6


 Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             7-11

 Item 3.  Quantitative and Qualitative Disclosure About Market Risks      12


                           PART II - OTHER INFORMATION


 Item 1.  Legal Proceedings                                               13

 Item 2.  Changes in Securities and Use of Proceeds                       13

 Item 4.  Submission of Matters to a Vote of Security Holders             13

 Item 6.  Exhibits and Reports on Form 8-K                                13


 Signatures                                                               14

                              CMC INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                               APRIL 30, 1998           JULY 31, 1997
                                                                  UNAUDITED                  (*)
                                                                  ---------                --------
                                   ASSETS
     CURRENT ASSETS
        CASH AND CASH EQUIVALENTS                                 $   5,819                $  4,298
        ACCOUNTS RECEIVABLE, NET                                     39,506                  32,533
        ACCOUNTS RECEIVABLE FROM AFFILIATE                            8,055                   9,186
        INVENTORIES                                                  25,452                  29,900
        OTHER CURRENT ASSETS                                          2,548                   1,196
                                                                  ---------                --------
          TOTAL CURRENT ASSETS                                       81,380                  77,113

        PLANT AND EQUIPMENT, NET                                     11,935                  11,498
        INVESTMENT IN PREFERRED STOCK OF AFFILIATE                    5,884                   5,884
        OTHER ASSETS                                                  5,982                   2,048
                                                                  ---------                --------
                                                                  $ 105,181                $ 96,543
                                                                  =========                ========

            LIABILITIES AND STOCKHOLDERS' EQUITY

     CURRENT LIABILITIES
        NOTES PAYABLE UNDER LINES OF CREDIT                       $  17,070                $ 12,792
        CURRENT PORTION OF LONG-TERM DEBT                             1,728                   1,728
        ACCOUNTS PAYABLE                                             32,729                  35,936
        OTHER CURRENT LIABILITIES                                     7,430                   6,022
                                                                  ---------                --------
          TOTAL CURRENT LIABILITIES                                  58,957                  56,478

        LONG-TERM DEBT                                                3,122                   4,390
        OTHER LIABILITIES                                               797                     831
                                                                  ---------                --------
          TOTAL LIABILITIES                                          62,876                  61,699

     STOCKHOLDERS' EQUITY
        COMMON STOCK                                                     75                      69
        ADDITIONAL PAID-IN CAPITAL                                   35,950                  31,594
        RETAINED EARNINGS                                             6,721                   3,622
        TREASURY STOCK                                                 (441)                   (441)
                                                                  ---------                --------
          TOTAL STOCKHOLDERS' EQUITY                                 42,305                  34,844
                                                                  ---------                --------
                                                                  $ 105,181                $ 96,543
                                                                  =========                ========

     *  CONDENSED FROM AUDITED CONSOLIDATED FINANCIAL STATEMENTS.

     SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                              CMC INDUSTRIES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share data)

                                   UNAUDITED

                                           Three Months Ended           Nine Months Ended
                                                April 30,                   April 30,
                                         ----------------------      ----------------------
                                           1998          1997           1998         1997
                                         -------       --------      ---------     --------
Net sales                                $58,565        $54,369       $237,612     $152,642
Cost of sales                             54,596         50,690        222,580      141,527
                                         -------       --------       --------     --------
Gross profit                               3,969          3,679         15,032       11,115
Selling, general and administrative
  expenses                                 2,731          2,410          9,012        6,605
                                        --------       --------       --------     --------
Operating income                           1,238          1,269          6,020        4,510
Interest expense, net                        311            384          1,063          991
                                        --------       --------       --------     --------
Income before income taxes                   927            885          4,957        3,519
Provision for income taxes                   347            335          1,858        1,333
                                        --------       --------       --------     --------
Net income                              $    580       $    550       $  3,099     $  2,186
                                        ========       ========       ========     ========
Net income per common share
  Basic                                 $   0.08       $   0.08       $   0.44     $   0.33
  Diluted                               $   0.08       $   0.08       $   0.41     $   0.31

Weighted average shares outstanding
  Basic                                    7,440          6,803          7,104        6,712
  Diluted                                  7,724          7,272          7,495        7,152



See notes to unaudited condensed consolidated financial statements.

                              CMC INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                    UNAUDITED

                                                                        NINE MONTHS ENDED APRIL 30,
                                                                      -------------------------------
                                                                        1998                    1997
                                                                      -------                --------
        CASH FLOWS FROM OPERATING ACTIVITIES:
          NET INCOME                                                  $ 3,099                $  2,186
          ADJUSTMENTS TO RECONCILE NET INCOME TO
           NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
            DEPRECIATION AND AMORTIZATION                               1,629                   1,325
            CHANGE IN ASSETS AND LIABILITIES:
              RECEIVABLES                                              (5,842)                (14,179)
              INVENTORIES                                               4,448                  (5,190)
              ACCOUNTS PAYABLE                                         (3,207)                 13,473
              OTHER ASSETS AND LIABILITIES                                842                     863
                                                                      -------                --------
        NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES               969                  (1,522)
                                                                      -------                --------
        CASH FLOWS FROM INVESTING ACTIVITIES:
          CAPITAL EXPENDITURES                                         (2,027)                 (3,003)
          PAYMENTS FOR EQUIPMENT HELD FOR SALE AND LEASEBACK           (1,099)                      0
          DEPOSITS FOR FACILITY UNDER CONSTRUCTION IN MEXICO           (2,135)                      0
          EXPENDITURES FOR START-UP OF MEXICO OPERATIONS               (1,559)                      0
                                                                      -------                --------
        NET CASH USED IN INVESTING ACTIVITIES                          (6,820)                 (3,003)
                                                                      -------                --------
        CASH FLOWS FROM FINANCING ACTIVITIES:
          BORROWINGS UNDER LINES OF CREDIT, NET                         4,278                   2,259
          PRINCIPAL PAYMENTS ON LONG-TERM DEBT                         (1,268)                 (1,385)
          PROCEEDS FROM ISSUANCE OF STOCK                               4,362                   1,384
                                                                      -------                --------
        NET CASH PROVIDED BY FINANCING ACTIVITIES                       7,372                   2,258
                                                                      -------                --------
        NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            1,521                  (2,267)
        CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                4,298                   2,977
                                                                      -------                --------
        CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $ 5,819                $    710
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

         NOTE 2 - INVENTORIES

         The components of inventories were as follows (in thousands):

                                                             April 30,             July 31,
                                                               1998                  1997
                                                              -------               -------
         Raw materials and purchased components               $23,012               $26,205
         Work-in-process                                        1,613                 2,874
         Finished goods                                           827                   821
                                                              -------               -------
                                                              $25,452               $29,900
                                                              =======               =======

         NOTE 3 - NET INCOME PER SHARE

         Earnings per share ("EPS") is calculated in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share", which requires the presentation of basic and diluted earnings per share. The EPS computations for the prior periods have been restated to conform with the provisions of SFAS No. 128. Basic EPS was computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS was calculated by dividing net income by the weighted average number of common shares outstanding and dilutive common stock equivalent shares outstanding during the respective periods. Common equivalent shares consist of stock options included in the computation of EPS using the treasury stock method. A reconciliation of basic earnings per share to diluted earnings per share for the past three fiscal years is shown in the following table (in thousands, except per share data):

                                                                              Years Ended
                                      -------------------------------------------------------------------------------------------
                                              July 31, 1997                   July 31,1996                  July 31, 1995
                                      ------------------------------  ----------------------------   ----------------------------
                                        Net               Per Share     Net              Per Share     Net              Per Share
                                      Earnings    Shares    Amount    Earnings   Shares    Amount    Earnings  Shares     Amount
                                      --------    ------  ----------  --------   ------  ---------   --------  -------  ---------
         BASIC EPS
         Earnings available to
            Common shareholders        $1,606     6,757     $  0.24     $105     6,235     $  0.02     $ 40     6,087     $  0.01

         EFFECT OF DILUTIVE SECURITIES
         Stock Options                              410                            214                            166
                                                  -----                          -----                          -----

         DILUTED EPS
         Earnings available to
            Common shareholders
                                       ------               -------     ----               -------     ----               -------
            Plus assumed conversions   $1,606     7,167     $  0.22     $105     6,449     $  0.02     $ 40     6,253     $  0.01
                                       ======     =====     =======     ====     =====     =======     ====     =====     =======

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

         Set forth below are analyses of the Company's results of operations for the three months and nine months ended April 30, 1998.

RESULTS OF OPERATIONS

         Sales for the third quarter of fiscal year 1998 increased by approximately 8% to $58.6 million from $54.4 million for the corresponding quarter of the prior year. Sales for the first nine months of fiscal 1998 were $237.6 million, a 56% increase over sales of $152.6 million for the same period of the prior year. As previously announced, the Company's manufacturing relationship with Micron Electronics, Inc. ("Micron") was discontinued at the end of the second quarter of fiscal 1998. Excluding sales to Micron, sales for the first nine months of fiscal 1998 were $166.2 million.

         When compared to the same periods of the prior fiscal year, sales to customers other than Micron increased by 38% (to $58.6 million from $42.5 million) and 34% (to $166.2 million from $124.1 million) in the third quarter and first nine months of fiscal 1998, respectively. These increases were accomplished with sales to new customers and increased sales to certain existing customers. The Company initiated business in fiscal 1998 with Midway Games, Inc. (formerly known as Williams Electronics) and Premisys Communications, Inc. and expects to begin shipments early in fiscal 1999 under a recently awarded full turnkey contract with Next Level Communications. The Company began shipments late in the third quarter of fiscal 1998 under a new turnkey contract with Diamond Multimedia Systems, Inc., an existing customer previously served only on a consignment basis. This paragraph contains forward-looking statements and readers are urged to consider the "Factors that May Affect the Company" in this regard.

         Gross profit for the third quarter of fiscal 1998 was $4.0 million or 6.8% of sales, as compared to $3.7 million or 6.8% of sales for the third quarter of fiscal 1997. Gross profit for the first nine months of fiscal 1998 was $15.0 million or 6.3% of sales, as compared to $11.1 million or 7.3% for the same period of the prior fiscal year. Gross profit as a percentage of sales decreased in the first nine months of fiscal 1998 when compared to the corresponding period of the prior fiscal year principally due to a change in product mix, with the costs of materials as a percentage of total costs of goods sold increasing in the current fiscal year period when compared to the corresponding period of the prior fiscal year. Since the markup on the costs of materials is typically less than the markup on the costs of conversion

(including labor and overhead), gross profit as a percentage of sales usually declines as the materials portion of total costs increases.

         Selling, general and administrative expenses were $2.7 million or 4.7% of sales in the third quarter of fiscal 1998, as compared to $2.4 million or 4.4% of sales in the third quarter of fiscal 1997. Such expenses were $9.0 million or 3.8% of sales in the first nine months of fiscal 1998, as compared to $6.6 million or 4.3% of sales for the corresponding period of the prior year. The increases in absolute dollars between the corresponding periods of the current and prior fiscal years were primarily due to increases in marketing, customer service and management expenses incurred in an effort to improve profitability in future periods as well as increases in commissions associated with higher sales levels.

         Net interest expense for the third quarter and first nine months of fiscal year 1998 was $311,000 and $1,063,000 respectively, as compared to $384,000 and $991,000 for the corresponding periods of fiscal 1997. Interest expense varied from period to period primarily due to changes in borrowings needed to support working capital requirements.

         The Company's effective income tax rate was approximately 38% throughout the first nine months of both fiscal year 1998 and 1997. The effective income tax rate approximates the blended U.S. and state statutory rates.

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

         CUSTOMER CONCENTRATION; DEPENDENCE ON INDUSTRY TRENDS. A small number of customers are currently responsible for a significant portion of the Company's net sales. In the nine months ended April 30, 1998 and the fiscal years ended July 31, 1997, 1996 and 1995, the Company's four largest customers in such periods accounted for approximately 61%, 61%, 63% and 69%, respectively, of consolidated net sales. Sales to Micron accounted for approximately 30% of the Company's revenues for the nine months ended April 30, 1998 and approximately 21% of the Company's revenues for the fiscal year ended July 31, 1997. As disclosed previously, the relationship with Micron has been discontinued and the Company's business and results of operations may be materially adversely affected by such loss in future quarters. Any other material delay, cancellation or reduction of orders from other customers could also have a material adverse effect on the Company's results of operations.

         The percentage of the Company's sales to its major customers may fluctuate from period to period. Significant reductions in sales to any of these customers could have a material adverse effect on the Company's results of operations. In addition, customer contracts may be canceled and volume levels may be materially changed or delayed. The timely replacement of canceled, delayed or reduced contracts with new business cannot be assured. These risks are exacerbated because the Company's sales are to customers in segments of the electronics industry subject to rapid technological change and product obsolescence. The factors affecting these industries in general, or any of the Company's major customers in particular, could have a material adverse effect on the Company's results of operations.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company's bank credit facility is comprised of a revolving credit line of $25.0 million, a $6.0 million term loan amortizing over fifty-six months beginning in October 1996 and a $3.8 million equipment line. The loan agreement contains financial covenants related to the Company's net worth and debt service coverage and restricts capital expenditures. At April 30, 1998, total borrowings under this facility were $17.1 million under the revolving credit line and $3.9 million under the term loan.

         The Company leases its primary manufacturing facilities and certain equipment using both capital and operating lease arrangements. At April 30, 1998, future minimum lease payments under the noncancelable portion of lease agreements were $13.3 million, of which $5.2 million is scheduled for payment in the next twelve months.

         In January 1998, the Company completed a private placement of an aggregate of 500,000 shares of its Common Stock, raising approximately $3.7 million. The purpose of the offering was principally to provide the Company additional financial flexibility to take advantage of business opportunities as they arise.

         The Company's cash and cash equivalents increased from $4.3 million to $5.8 million during the nine months ended April 30, 1998. Cash from operations provided by net profits before depreciation and amortization of $4.7 million, a decrease in inventories of $4.4 million and a $842,000 change in other assets and liabilities was partially offset by a $5.8 million increase in accounts receivable and a $3.2 million decrease in accounts payable.

         The Company used $6.8 million in investing activities during the nine months ended April 30, 1998, including $3.7 million in deposits and other payments associated with the construction and start-up of the Company's new facility in Hermosillo, Mexico. The Company expended $1.1 million to acquire manufacturing equipment; although, the Company currently contemplates that it will enter into a sale-leaseback transaction with respect to this manufacturing equipment, there can be no assurance that such transaction will be consummated. The Company also expended $2.0 million for other equipment acquisitions and facility leasehold improvements.

         Cash flows from financing activities in the nine months ended April 30, 1998 totaled $7.4 million, net of $1.3 used to repay long-term debt obligations. Cash provided included the proceeds from the private equity placement noted above, $743,000 from the issuance of approximately 105,000 shares of the Company's Common Stock under the Company's stock option and employee stock purchase plans and $4.3 million from increased borrowings under the Company's revolving credit line.

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

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

         The Accounting Standards Executive Committee has issued Statement of Position ("SOP") 98-5, Reporting on the Costs of Start-up Activities, effective for fiscal years beginning after December 15, 1998 (fiscal 2000 for the Company). SOP 98-5 requires the costs of start-up activities and organization costs to be expensed as incurred. The Company is currently reporting as an asset start-up costs incurred to begin manufacturing operations in Hermosillo, Mexico and expects that approximately $1.0 million of such costs will be incurred in fiscal 1998. The Company plans to amortize 20%, or approximately $200,000, in fiscal 1999 and expense the balance of approximately $800,000 in fiscal 2000 upon adoption of SOP 98-5.

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


         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.  Exhibit 27.1

                  Financial Data Schedule (for SEC use only)

         (b)      Reports on Form 8-K.

                  No reports on Form 8-K were filed by the Company during the quarter ended April 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             CMC INDUSTRIES, INC.
                                             Registrant



Date:  June 12, 1998                         /s/ Matthew G. Landa
                                             -----------------------------------
                                             Matthew G. Landa
                                             President and Chief Executive
                                             Officer






Date:  June 12, 1998                         /s/ Andrew J. Moley
                                             -----------------------------------
                                             Andrew J. Moley
                                             Executive Vice President and
                                             Chief Financial Officer