Form 10-K
period 1998-07-31
CMC INDUSTRIES INC
filed 1998-10-29
CIK 913270

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ x ] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the fiscal year ended July 31, 1998

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


[ X ] Yes     [    ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant: $18,629,507 at October 9, 1998.

Shares of Common Stock, $.01 par value per shares outstanding at September 30, 1998: 7,593,556

                       DOCUMENTS INCORPORATED BY REFERENCE

Documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

Portions of the Proxy Statement relating to the 1998 Annual Meeting of
Shareholders:  Part III

Portions of the 1998 Annual Report to Shareholders:  Part II,  Part IV (2)

                                     PART I

ITEM 1.  BUSINESS

         CMC, Industries, Inc. ("CMC" or the "Company") together with its predecessor business, has been a manufacturer of telecommunications systems and equipment for over 30 years. The Company was incorporated in 1990 to acquire from Alcatel Network Systems, Inc. ("Alcatel"), certain businesses operated from 1960 to 1987 by ITT and from 1987 to 1990 by Alcatel, n.v., a joint venture between ITT and Compagnie Generale d'Electricite. In August 1993, the Company transferred certain assets and related liabilities associated with its telecommunications business to Cortelco Systems Holding Corp. ("Cortelco") in exchange for 1,000,000 shares of Preferred Stock of Cortelco. These transactions effectively transferred to Cortelco all of the Company's assets and liabilities not related to its electronic manufacturing business. The Company has provided independent electronic manufacturing services to a diverse base of customers in both the telecommunications and computer electronics industries.

         The Company manufactures a wide range of products for its customers including sophisticated telecommunications equipment, personal computers, computer peripherals and subassemblies and printed circuit board ("PCB") assemblies. CMC provides a broad spectrum of manufacturing services primarily based on the manufacture of PCB assemblies utilizing automated pin-through-hole technology ("PTH"), surface mount technology ("SMT") and ball grid array ("BGA") placement techniques. PTH technology involves the attachment of electronic components to a PCB by inserting the leads of the components through holes in the board and soldering the leads on the underside of the board. SMT and BGA technologies involve the attachment of electronic components directly to the surface of the board, and accordingly permits components to be mounted on each side of the board. In addition, the Company provides full systems integration assembly and test, materials procurement, distribution, product design and engineering support services. The Company has manufacturing facilities in Corinth, Mississippi, Santa Clara, California (Silicon Valley) and Hermosillo, Mexico. The Company believes that these locations enable it to meet the cost and geographic distribution requirements of its customers. The Company's major customers currently include RELTEC Corporation ("RELTEC"), Diamond Multimedia Systems, Inc. ("Diamond"), Next Level Communications ("Next Level"), Logitech, Inc., Harris Corporation, Premisys Communications, Inc. ("Premisys"), Midway Games, Inc. ("Midway"), IBM Corporation and Cortelco.

CUSTOMERS AND MARKETING

         Telecommunications products have been manufactured at CMC's facility in Corinth, Mississippi for over 30 years. From 1960 to 1987, the operations at Corinth were owned and operated by ITT, which established a reputation for quality manufacturing of telecommunications products and services to its customers. The Company believes the telecommunications manufacturing expertise that it has acquired over three decades is a competitive strength, allowing it to meet customer requirements for strict quality control, prompt turnaround and flexible response to design changes. Capitalizing on this expertise, the Company has expanded into the manufacture of computer equipment and related peripherals and data networking equipment. The Company is seeking to leverage its capacity and manufacturing expertise by expanding sales to new customers with products that are similar to its current customer base in the telecommunications, data communications, computer-related products and value-added electronics industries. In addition, the Company seeks to position its manufacturing operations at strategic sites throughout the United States and worldwide. Corinth, Mississippi is located in close proximity to major North American freight hub locations, allowing for inexpensive ground transport and overnight air delivery throughout the country. The Company's California facility is located in Santa Clara, in the heart of Silicon Valley, the site of many of the Company's current and potential customers. During 1998, the Company added a manufacturing operation in Hermosillo, Mexico, an international procurement office in Taipei, Taiwan and a sales and procurement office in Huntsville, Alabama. Hermosillo offers an attractive cost structure and solid logistics for current and prospective customers and the location between two leading technical universities within the city provides access to a pool of qualified engineers and technicians. The Asian Procurement office in Taiwan and corporate procurement office in Huntsville, Alabama were established to increase access to low cost materials throughout a product's life cycle.

         CMC provides electronic manufacturing services to major telecommunications OEMs as well as suppliers of computer monitors, computer peripherals, data networking equipment and other electronic components. In turn, CMC's customers sell these manufactured products into domestic and worldwide markets. Products manufactured by the Company include telephones, ISDN equipment, key and PBX/ACD systems, various data communications products and telecommunications switching equipment and printed circuit board assemblies for computer and communications equipment. Services provided include design for manufacturability and test, materials procurement, prototyping, plastic injection molding, printed circuit board assembly, full board-level test, system integration and configuration, full system test, packaging, distribution and field return and repair support. Generally, relationships between the Company and its customers for the manufacture of product and related services are defined by a succession of purchase orders placed by the customer and performed upon by CMC.

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

         CMC develops and maintains customer relationships through the efforts of the Company's management team, direct sales force, program managers and project engineers. Project engineers and program managers receive extensive training in the Company's manufacturing and service capabilities in order to respond to the specific needs of customers. CMC's project engineers work with the customers' engineers and technical personnel to ensure a close working relationship and understanding of the specific needs of each customer.

         The Company's four largest customers in fiscal 1998 and their respective percentages of CMC's net sales for 1998 and 1997, respectively, were as follows: Micron Electronics ("Micron"), 24% and 21%; RELTEC, 12% and 11%; Global Village Communications ("Global Village"), 11% and 14% and Diamond, 9% and 2%. The Company is currently recognizing revenues from Diamond at an annualized rate of approximately $50 million, which is less than originally expected. During the past 18 months, the Company initiated business with a number of new customers, including Premisys, Midway and Next Level. As previously disclosed, the Company's manufacturing relationship with Micron was discontinued at the end of the second quarter of fiscal 1998. Following Global Village's sale of its modem business to Boca Research, Inc. ("Boca") in June 1998, manufacturing of products for Boca has declined to minimal levels

         The Company derives revenues primarily from OEM arrangements which prohibit the selling of the products manufactured to anyone other than the OEM customer. As a result, the Company does not typically allow its customers to return products, other than for repairs of defective materials. In such cases, the Company charges the customer for the repair unless the defect resulted from faulty manufacturing and occurred within an applicable warranty period. This policy applies to both affiliated and non-affiliated customers.

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

         CMC provides complete turnkey manufacturing solutions for its customers from its vertically-integrated 350,000 square foot facility in Corinth, Mississippi and its 75,000 square foot facility in Santa Clara, California and from a new 110,000 square foot facility in Hermosillo, Mexico. The Company provides full SMT assembly as well as complete system integration, test and box-build capabilities at each location.

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

         In addition to ISO certification, the Mississippi facility has achieved certification to British Approval Board for Telecommunications (BABT). Achieving BABT certification broadens CMC's opportunities with telecommunication customers by providing manufacturing solutions that meet the United Kingdom national requirements or Common Technical Regulations under Directive 91/263/EEC.

ENVIRONMENTAL CONTROLS

         The Company is subject to a variety of regulations concerning environmental laws related to the use, storage, discharge and disposal of hazardous chemicals utilized during the manufacturing process and constantly monitors its operations to avoid violations. Although the Company believes that its facilities are currently in compliance with applicable environmental laws, there can be no assurance that violations have not occurred and will not occur. In the event of any violations of environmental laws, the Company could be held liable for damages and for the costs of remedial actions and could also be subject to revocation of its effluent discharge permits. Any such revocation could require the Company to cease or limit production, thereby having a material adverse impact on the Company's business and results of operations. To date, environmental regulations have not restricted the Company's ability to operate or expand its manufacturing operations or caused the Company to incur significant expense. Environmental laws, however, could become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with a violation. See "Legal Proceedings."

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

         The Company believes that its primary competitors are Solectron Corporation, Avex, Inc., Flextronics International Ltd., Jabil Circuit, Inc., and SCI Systems, Inc. CMC believes that the primary competitive issues in the markets in which it focuses are quality of manufacturing processes, surface mount capacity and total production capacity, responsiveness to customer needs, price, quality, reliable delivery and financial resources. CMC believes that it competes favorably with respect to most of these factors. However, certain of the Company's competitors have greater SMT and total production capacity and greater financial resources than the Company. In addition, certain overseas competitors are able to offer low-cost production for certain types of products, particularly those which require a higher labor content. To remain competitive, the Company must continue to expand its advanced manufacturing technologies, provide superior quality and service, and be price competitive. In addition, the Company's new manufacturing facility in Hermosillo, Mexico is an effort to expand manufacturing capacity while reducing costs. If the Company were to become unable to compete effectively in terms of quality, delivery, advanced manufacturing, service or price, the Company's business, financial condition and results of operations could be materially adversely affected.

BACKLOG

         The Company's backlog was approximately $42.1 million at July 31, 1998 and $56.9 million at July 31, 1997. Backlog consists of purchase orders received by the Company primarily for shipment within 180 days. Cancellation and postponement of purchase orders occasionally occur, and the Company negotiates charges to such customers that vary depending on the timing and circumstances of the cancellation or postponement. Because of possible rescheduling and cancellation, backlog does not necessarily reflect future sales levels.

PATENTS AND TRADEMARKS

         The Company owns four patents related to telephone equipment, but does not believe that patent or trademark protection is an important competitive factor in its market.

EMPLOYEES

         At July 31, 1998, the Company had 1,205 full time employees and 197 temporary employees. At such date, the Company had 1,086 hourly employees and 316 salaried employees, including 863 in manufacturing, 299 in manufacturing support, 128 in engineering and quality, 38 in sales and marketing, and 74 in general and administrative. The only employees of the Company represented by a labor union are those employees in its Mexico operation, and the Company has never experienced a work stoppage or strike. The Company believes its relationships with its employees are good.

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

         Customer Concentration; Dependence on Industry Trends. A small number of customers are currently responsible for a significant portion of the Company's net sales. In the fiscal years ended July 31, 1998, 1997 and 1996, the Company's four largest customers in such periods accounted for approximately 56%, 61%, and 63%, respectively, of consolidated net sales. Sales to Micron Electronics, Inc. accounted for approximately 24% and 21% of the Company's revenues for the fiscal years ended July 31, 1998 and July 31, 1997, respectively. As previously disclosed, the relationship with Micron has been discontinued and the Company's business and results of operations may be materially adversely affected by such discontinuation in future quarters. Any material delay, cancellation or reduction of orders from these or other customers could have a material adverse effect on the Company's results of operations.

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

         Relationship with Cortelco. The Company has had numerous transactions with its former affiliate and customer, Cortelco Systems Holding Corp. ("Cortelco"). Mr. Lee, a director of the Company, is also a director of Cortelco, and is the largest stockholder of each of the Company and Cortelco. Transactions between the Company and Cortelco include the transfer of certain assets and related liabilities associated with the telephone business to Cortelco in exchange for 1,000,000 shares of Preferred Stock of Cortelco in August 1993 and the execution of an agreement to provide certain products and related support services to customers of Cortelco. The Company has the right to require that the Preferred Stock be redeemed by Cortelco beginning on August 1, 1999 in five annual installments of $2.5 million each. There can be no assurances that such payments will be made by Cortelco on a timely basis, if at all.

         Historically, Cortelco has not been as current as other customers in making payments on its trade accounts with the Company. In July 1998, the Company converted certain older accounts receivable from Cortelco totaling $2.0 million into a note receivable. Under the terms of the note, Cortelco has agreed to pay the balance over a three-year term with monthly payments of $50,000, plus interest and a final installment of $200,000 due at the end of the three-year period. Interest accrues on the note at a rate of 9.0% per annum. The Company continues to provide credit for manufacturing services sold to Cortelco in the form of trade receivables, and as of September 30, 1998, had approximately $4,430,000 in trade receivables from Cortelco. Cortelco's payments on its trade accounts with the Company have in the past been late, and there can be no assurances that such payments or payments on the note will in the future be made on a timely basis, if at all.

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

ITEM 2. PROPERTIES.

         The Company's principal facility is a 350,000 square foot manufacturing plant located on sixty-four acres in Corinth, Mississippi. The plant and land are leased at the rate of approximately seven thousand dollars annually, pursuant to a lease with the Industrial Development Board of Alcorn County, Mississippi, with options to renew the lease until 2060. The Company also leases a 75,000 square foot facility in Santa Clara, California, 20,000 square feet of warehouse space in Corinth, Mississippi, an international purchasing office in Taiwan and a sales and procurement office in Huntsville, Alabama. The Company owns a 4.4-acre track of land in Hermosillo, Mexico and an 110,000 square foot manufacturing facility located thereon. Although there are currently no specific plans for further expansion, the Company continually evaluates customer needs and market opportunities to expand its facilities geographically.

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

         In connection with a fiscal 1996 staff reduction, certain terminated employees subsequently claimed that the Company had engaged in age discrimination in their dismissal and sought damages of varying amounts. The Company defended the actual and threatened claims vigorously during fiscal 1998 incurring approximately $275,000 in legal costs over the course of the year. On August 6, 1998, a judgment was rendered in the favor of one plaintiff in the amount of $127,000 which the Company is reviewing for possible appeal. A second plaintiff's claim for $53,000 has also been filed. The EEOC has negotiated with the Company to reach a monetary settlement for other potential claimants. Without admitting any liability, the Company has agreed to enter into a Conciliation Agreement with the EEOC and pay approximately $500,000 to settle all such claims and limit future litigation costs. As a result of these events and the significant ongoing costs to defend these claims, in October 1998, the Company concluded that its interest would be best served to settle all such matters. The Company has reserved $975,000 to resolve all such claims, which represents its best estimate of funds to ultimately be paid to such claimants. This charge has been recorded as of July 31, 1998.


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

                                                       High                Low
                                                       ----                ---
Fiscal Year 1998:
-----------------

First quarter                                        $ 11.13             $ 6.38
Second quarter                                         14.18               5.75
Third quarter                                          11.75               8.38
Fourth quarter                                         10.00               6.63

Fiscal Year 1997:
-----------------

First quarter                                           8.88               5.63
Second quarter                                         12.63               7.88
Third quarter                                          13.50               5.50
Fourth quarter                                          9.13               6.25

         There were approximately 220 holders of record of the Common Stock as of September 30, 1998. The Company believes it had in excess of 1,000 beneficial shareholders as of September 30, 1998. The Company had 7,593,556 shares outstanding as of September 30, 1998.

         The Company has not paid any cash dividends and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.

         The Company's Selected Financial Data is hereby incorporated by reference to page 8 of its 1998 Annual Report to Shareholders. Excerpts of such Annual Report are filed as Exhibit 13.1 hereto.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

         The Company's Management's Discussion and Analysis of Financial Condition and Results of Operation is hereby incorporated by reference to pages 9 through 17 of its 1998 Annual Report to Shareholders. Excerpts of such Annual Report are filed as Exhibit 13.1 hereto.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The information set forth in the Consolidated Financial Statements contained in excerpts of the 1998 Annual Report to Shareholders is incorporated herein by reference. An index to the Company's Consolidated Financial Statements is set forth at Part IV, Item 14(2) at page 13.

         The selected quarterly financial data set forth under the caption "Quarterly Results" at page 11 of excerpts of the 1998 Annual Report to Shareholders is incorporated herein by this reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information with respect to the directors and executive officers of the Company is incorporated by reference from the Company's Proxy Statement relating to the 1998 Annual Meeting of Shareholders. Such Proxy Statement has been filed previously with the Securities and Exchange Commission.

ITEM 11. EXECUTIVE COMPENSATION.

         Certain information relating to executive compensation included in the Proxy Statement relating to the 1998 Annual Meeting of Shareholders is incorporated herein by reference. Such Proxy Statement has been filed previously with the Securities and Exchange Commission.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Certain information relating to stock ownership included in the Proxy Statement relating to the 1998 Annual Meeting of Shareholders is incorporated herein by reference. Such Proxy Statement has been filed previously with the Securities and Exchange Commission.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Certain information relating to transactions with management included in the Proxy Statement relating to the 1998 Annual Meeting of Shareholders is incorporated herein by reference. Such Proxy Statement has been filed previously with the Securities and Exchange Commission.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(1)      EXHIBITS

Exhibit    Description
Number     -----------
[S]        [C]
3.1*         Restated Certificate of Incorporation.
3.2*         Amended and Restated Bylaws.
4.1*         Form of Common Stock Certificate.
4.2***       Securities Purchase Agreement, dated as of May 15, 1996, by and between the Company and each of the investors listed therein.
10.1*        Agreement and Plan of Reorganization between CMC Industries, Inc.
             and International Telecommunication Asia PTE, Ltd. dated as of
             October 2, 1993.
10.2*        Lease Agreement between The Board of Supervisors of Alcorn County,
             Mississippi and International Telephone and Telegraph Corp. dated
             August 1, 1961, as amended and supplemented and related documents.
10.3*        Lease Agreement between Corinth Telecommunications Corp. (now known as CMC Manufacturing, Inc.) and Douglas Jumper and Truitt Stockton
             d/b/a Jumper-Stockton Warehouses for the Pinecrest Road warehouse dated October 20, 1992.
10.4*        Lease Agreement between Corinth Telecommunications Corp. (now known as CMC Manufacturing, Inc.) and Douglas Jumper and Truitt Stockton
             d/b/a/ Jumper-Stockton Warehouses for the Sawyers Road warehouse dated October 20, 1992.
10.5(1)      Loan and Security Agreement dated September 26, 1996 (and
             Amendments) among CMC Industries, Inc., CMC California, Inc., and
             CMC Mississippi, Inc. and Bank of America Illinois and related documents.
10.6*        License Agreement between ITT Corporation and ITT Telecom Products
             Corporation (now known as CMC Manufacturing, Inc.) dated December
             30, 1986.
10.7*        Agreement between Cortelco International, Inc. and CMC
             Manufacturing, Inc. dated as of September 1, 1993.
10.8*        Cortelco USA, Inc. (now known as CMC Manufacturing, Inc.)
             Profit Sharing Savings Plan and Trust for Salaried Employees.
10.9*        Hourly Pension Plan for Employees of ITT Telecom Products
             Corporation (now known as CMC Manufacturing, Inc.) at Corinth.
10.10****    CMC Industries, Inc. 1990 Equity Incentive Plan, amended and restated as of November 15, 1996.
10.11*       Form of Indemnification Agreement between CMC Industries, Inc. and certain officers and directors.
10.12**      Lease Agreement between Guzik Investments, L.P. and CMC Industries dated June 14, 1995.
10.13****    CMC Industries, Inc. 1996 Employee Stock Purchase Plan.
10.14*****   Executive Employment Agreement between CMC Industries, Inc. and
             Jack O'Rear dated  August 1, 1997.
13.1         Excerpts from the 1998 Annual Report to Shareholders.
21.1         Subsidiaries of the Registrant.
23.1         Consent of Independent Accountants.
27.1         Financial Data Schedule (For SEC electronic filing purposes only)

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

***** Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended July 31, 1997.

(1) FILED BY AMENDMENT

(2) FINANCIAL STATEMENTS AND SCHEDULES

         Consolidated Financial Statements of CMC Industries, Inc. and subsidiaries

             Consolidated Balance Sheets as of July 31, 1998 and 1997 Consolidated Statements of Income for the Years Ended July 31, 1998, 1997 and 1996
             Consolidated Statements of Changes In Stockholders' Equity for the Years Ended July 31, 1998, 1997 and 1996
             Consolidated Statements of Cash Flows for the Years Ended July 31, 1998, 1997 and 1996
             Notes to Consolidated Financial Statements
             Report of Independent Accountants

         The Financial Statements are hereby incorporated by reference to pages 18 to 35 of the Company's 1998 Annual Report to Shareholders. Excerpts of such Annual Report are filed as Exhibit 13.1 hereto.

         All schedules specified by the Securities and Exchange Commission are inapplicable or omitted pursuant to Regulation S-X since the information is included in the Consolidated Financial Statements or related notes.

(3) REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the quarter ended July 31, 1998.

                                   SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           CMC INDUSTRIES, INC.

                                           /s/ Matthew G. Landa
                                           ------------------------------
Date: October 28, 1998                     Matthew G. Landa,  President,
                                           Chief Executive Officer and Director


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


           Signature                      Title                             Date
           ---------                      -----                             ----

/s/ David S. Lee                   Chairman of the Board              October 28, 1998
-----------------------------
David S. Lee


/s/ Matthew G. Landa               President, Chief Executive         October 28, 1998
------------------------------     Officer and Director
Matthew G. Landa


/s/ Andrew J. Moley                Executive Vice President,          October 28, 1998
------------------------------     Chief Financial Officer and
Andrew J. Moley                    Director


/s/ Ira Coron                      Director                           October 28, 1998
------------------------------
Ira Coron


/s/ Frederick W. Gibbs             Director                           October 28, 1998
------------------------------
Frederick W. Gibbs


                                   Director
------------------------------
Charles Holloway

/s/ Richard M. Moley               Director                           October 28, 1998
------------------------------
Richard M. Moley


/s/ M. Kenneth Oshman              Director                           October 28, 1998
------------------------------
M. Kenneth Oshman
