Form 10-K/A
period 1998-07-31
CMC INDUSTRIES INC
filed 1998-10-30
CIK 913270

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K-A

[x] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the fiscal year ended July 31, 1998

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the transition period from ____ to ____

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

Portions of the 1998 Annual Report to Shareholders: Part II , Part IV (2)

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(1) EXHIBITS

Exhibit     Description
Number      -----------
3.1*        Restated Certificate of Incorporation.
3.2*        Amended and Restated Bylaws.
4.1*        Form of Common Stock Certificate.
4.2***      Securities Purchase Agreement, dated as of May 15, 1996, by and between the Company and each of the investors listed therein.
10.1*       Agreement and Plan of Reorganization between CMC Industries, Inc.
            and International Telecommunication Asia PTE, Ltd. dated as of
            October 2, 1993.
10.2*       Lease Agreement between The Board of Supervisors of Alcorn County,
            Mississippi and International Telephone and Telegraph Corp. dated
            August 1, 1961, as amended and supplemented and related documents.
10.3*       Lease Agreement between Corinth Telecommunications Corp. (now known as CMC Manufacturing, Inc.) and Douglas Jumper and Truitt Stockton
            d/b/a Jumper-Stockton Warehouses for the Pinecrest Road warehouse dated October 20, 1992.
10.4*       Lease Agreement between Corinth Telecommunications Corp. (now known as CMC Manufacturing, Inc.) and Douglas Jumper and Truitt Stockton
            d/b/a/ Jumper-Stockton Warehouses for the Sawyers Road warehouse dated October 20, 1992.
10.5        Loan and Security Agreement dated September 26, 1996 (and
            Amendments) among CMC Industries, Inc., CMC California, Inc., and
            CMC Mississippi, Inc. and Bank of America Illinois and related documents.
10.6*       License Agreement between ITT Corporation and ITT Telecom Products
            Corporation (now known as CMC Manufacturing, Inc.) dated December
            30, 1986.
10.7*       Agreement between Cortelco International, Inc. and CMC
            Manufacturing, Inc. dated as of September 1, 1993.
10.8*       Cortelco USA, Inc. (now known as CMC Manufacturing, Inc.) Profit
            Sharing Savings Plan and Trust for Salaried Employees.
10.9*       Hourly Pension Plan for Employees of ITT Telecom Products
            Corporation (now known as CMC Manufacturing, Inc.) at Corinth.
10.10****   CMC Industries, Inc. 1990 Equity Incentive Plan, amended and restated as of November 15, 1996.
10.11*      Form of Indemnification Agreement between CMC Industries, Inc. and certain officers and directors.
10.12**     Lease Agreement between Guzik Investments, L.P. and CMC Industries dated June 14, 1995.
10.13****   CMC Industries, Inc. 1996 Employee Stock Purchase Plan.
10.14*****  Executive Employment Agreement between CMC Industries, Inc. and Jack
            O'Rear dated August 1, 1997.
13.1******  Excerpts from the 1998 Annual Report to Shareholders.
21.1******  Subsidiaries of the Registrant.
23.1******  Consent of Independent Accountants.
27.1******  Financial Data Schedule (For SEC electronic filing purposes only)

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

****** Previously filed with the Registrant's Annual Report on Form 10K for the Year ended July 31, 1998.

                                   (SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          CMC INDUSTRIES, INC.

                                          /s/ Matthew G. Landa
                                          --------------------
Date: October 28, 1998                    Matthew G. Landa, President,
                                          Chief Executive Officer and Director


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


           Signature                       Title                                       Date
           ---------                       -----                                       ----

/s/ David S. Lee                    Chairman of the Board                        October 28, 1998
------------------------------
David S. Lee


/s/ Matthew G. Landa                President, Chief Executive                   October 28, 1998
------------------------------      Officer and Director
Matthew G. Landa


/s/ Andrew J. Moley                 Executive Vice President,                    October 28, 1998
------------------------------      Financial Officer and
Andrew J. Moley Chief               Director


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