Form 10-Q
period 1998-10-31
CMC INDUSTRIES INC
filed 1998-12-15
CIK 913270

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-Q

                                   (MARK ONE)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1998

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

                COMMON STOCK, $.01 PAR VALUE - 7,593,556 SHARES
                      OUTSTANDING AS OF NOVEMBER 30, 1998

                                      INDEX


                         PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited):

                  Balance Sheets                                            3

                  Statements of Income                                      4

                  Statements of Cash Flows                                  5

                  Notes to Financial Statements                             6



Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                7-12

Item 3.  Quantitative and Qualitative Disclosure About Market Risks         13


 6                 PART II - OTHER INFORMATION


Item 1.  Legal Proceedings                                                  13-14

Item 6.  Exhibits and Reports on Form 8-K                                   14

Signatures                                                                  15

                              CMC INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)




                                                                OCTOBER 31, 1998      JULY 31, 1998
                                                                    UNAUDITED               (*)
                                                                ----------------      -------------


                           ASSETS
CURRENT ASSETS
   CASH AND CASH EQUIVALENTS                                    $   4,700             $   5,281
   ACCOUNTS AND NOTES RECEIVABLE, NET                              32,925                31,282
   ACCOUNTS AND NOTES RECEIVABLE FROM AFFILIATE                     5,098                 5,678
   INVENTORIES                                                     28,348                20,275
   OTHER CURRENT ASSETS                                             1,382                 2,000
                                                                ---------             ---------

     TOTAL CURRENT ASSETS                                          72,453                64,516

   NOTES RECEIVABLE FROM AFFILIATE                                  1,250                 1,400
   PLANT AND EQUIPMENT, NET                                        19,637                18,790
   INVESTMENT IN PREFERRED STOCK OF AFFILIATE                       5,884                 5,884
   OTHER ASSETS                                                     4,062                 4,015
                                                                ---------             ---------

                                                                $ 103,286             $  94,605
                                                                =========             =========

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   NOTES PAYABLE UNDER LINES OF CREDIT                          $  15,245             $  18,111
   CURRENT PORTION OF LONG-TERM DEBT                                2,174                 2,146
   ACCOUNTS PAYABLE                                                34,744                21,365
   OTHER CURRENT LIABILITIES                                        6,753                 7,301
                                                                ---------             ---------

     TOTAL CURRENT LIABILITIES                                     58,916                48,923

   LONG-TERM DEBT                                                   2,713                 2,268
   OTHER LIABILITIES                                                1,364                 1,469
                                                                ---------             ---------

     TOTAL LIABILITIES                                             62,993                52,660
                                                                ---------             ---------

STOCKHOLDERS' EQUITY
   COMMON STOCK                                                        77                    76
   ADDITIONAL PAID-IN CAPITAL                                      36,485                36,157
   RETAINED EARNINGS                                                4,172                 6,153
   TREASURY STOCK                                                    (441)                 (441)
                                                                ---------             ---------

     TOTAL STOCKHOLDERS' EQUITY                                    40,293                41,945
                                                                ---------             ---------

                                                                $ 103,286             $  94,605
                                                                =========             =========


* CONDENSED FROM AUDITED CONSOLIDATED FINANCIAL STATEMENTS.

SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                              CMC INDUSTRIES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                    UNAUDITED


                                                               THREE MONTHS ENDED
                                                                   OCTOBER 31,
                                                        ----------------------------
                                                          1998                1997
                                                        --------             -------

NET SALES                                               $ 73,739             $ 90,626
COST OF SALES                                             73,124               85,068
                                                        --------             --------
GROSS PROFIT                                                 615                5,558

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES               3,370                3,099
                                                        --------             --------

OPERATING INCOME (LOSS)                                   (2,755)               2,459

INTEREST EXPENSE, NET                                        415                  395
                                                        --------             --------

INCOME (LOSS) BEFORE INCOME TAXES                         (3,170)               2,064

PROVISION (BENEFIT) FOR INCOME TAXES                      (1,189)                 774
                                                        --------             --------

NET INCOME (LOSS)                                       $ (1,981)            $  1,290
                                                        ========             ========
NET INCOME (LOSS) PER COMMON SHARE
     BASIC                                              $  (0.26)            $   0.19
     DILUTED                                            $  (0.26)            $   0.18

WEIGHTED AVERAGE SHARES OUTSTANDING
     BASIC                                                 7,567                6,920
     DILUTED                                               7,567                7,355

SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                              CMC INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                    UNAUDITED




                                                                 THREE MONTHS ENDED OCTOBER 31,
                                                              ---------------------------------
                                                                1998                     1997
                                                              ---------             -----------


CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME (LOSS)                                           $  (1,981)            $  1,290

  ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO
   NET CASH PROVIDED BY (USED IN) OPERATING
     activities:
    DEPRECIATION AND AMORTIZATION                                   842                  516
    CHANGE IN ASSETS AND LIABILITIES:
      RECEIVABLES                                                  (913)             (16,646)
      INVENTORIES                                                (8,073)              (1,154)
      ACCOUNTS PAYABLE                                           13,379               11,827
      OTHER ASSETS AND LIABILITIES                                 (155)               1,394
                                                               --------             --------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES               3,099               (2,773)
                                                               --------             --------

CASH FLOWS FROM INVESTING ACTIVITIES:

  CAPITAL EXPENDITURES                                             (674)                (602)
                                                               --------             --------

NET CASH USED IN INVESTING ACTIVITIES                              (674)                (602)
                                                               --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES:

  BORROWINGS UNDER LINES OF CREDIT, NET                          (2,866)               3,815
  PRINCIPAL PAYMENTS ON LONG-TERM DEBT                             (469)                (426)
  PROCEEDS FROM ISSUANCE OF STOCK                                   329                  292
                                                               --------             --------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES              (3,006)               3,681
                                                               --------             --------

NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                                       (581)                 306

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                  5,281                4,298
                                                               --------             --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $  4,700             $  4,604
                                                               ========             ========

SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                              CMC INDUSTRIES, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary to present fairly the financial position and results of operations and cash flows in conformity with generally accepted accounting principles. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1998.

         NOTE 2 - INVENTORIES

         The components of inventories were as follows (in thousands):



                                                       October 31,     July 31,
                                                         1998            1998
                                                       ----------      --------

         Raw materials and purchased components          $ 26,932      $ 17,868
         Work-in-process                                      321         1,637
         Finished goods                                     1,095           770
                                                         --------      --------
                                                         $ 28,348      $ 20,275
                                                         ========      ========

         NOTE 3 - NET INCOME PER SHARE

         Earnings per share ("EPS") is calculated in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share," which requires the presentation of basic and diluted earnings per share. Basic EPS was computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS was calculated by dividing net income by the weighted average number of common shares outstanding and dilutive common stock equivalent shares outstanding during the respective periods. Common equivalent shares consist of stock options included in the computation of EPS using the treasury stock method. A reconciliation of basic earnings per share to diluted earnings per share for the past three fiscal years is shown in the following table (in thousands, except per share data):


                                                                       Years Ended
                                 ---------------------------------------------------------------------------------------------
                                          July 31, 1998              July 31,1997                   July 31, 1996
                                 ------------------------------- ------------------------------   ----------------------------
                                    Net                Per Share   Net                Per Share     Net              Per Share
                                 Earnings    Shares     Amount   Earnings   Shares      Amount    Earnings   Shares    Amount
                                 --------    ------     ------   --------   ------      ------    --------   ------    ------
BASIC EPS
Earnings available to
   Common shareholders             $2,531     7,205      $0.35    $1,606      6,757      $0.24      $105      6,235     $0.02

EFFECT OF DILUTIVE SECURITIES
Stock Options                                   348                             410                             214
                                              -----                           -----                           -----

DILUTED EPS
Earnings available to
   Common shareholders             ------                -----    ------                 -----      ----                -----
   Plus assumed conversions        $2,531     7,553      $0.34    $1,606      7,167      $0.22      $105      6,449     $0.02
                                   ======     =====      =====    ======      =====      =====      ====      =====     =====

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

         Set forth below are analyses of the Company's results of operations for the three months ended October 31, 1998.

RESULTS OF OPERATIONS

         Sales for the first quarter of fiscal year 1999 decreased by approximately 19% to $73.7 million from $90.6 million for the corresponding quarter of the prior year. Excluding sales to Micron Electronics, Inc. ("Micron"), with which business was discontinued at the end of the second quarter of fiscal 1998, sales for the first three months of fiscal 1998 were $52.5 million. For further information on the termination of the Micron business, refer to the Company's Form 10Q for the quarterly period ended January 31, 1998.

         Sales to customers other than Micron increased by $21.2 million (to $73.7 million from $52.5 million) in the first three months of fiscal 1999 when compared to the same period of the prior fiscal year. These increases were accomplished with sales to new customers and increased sales to certain existing customers. Sales to Diamond Multimedia Systems, Inc. ("Diamond") increased by $24.9 million in the first quarter of fiscal 1999 when compared to the corresponding quarter of the prior year due to both an increase in shipments and the conversion of the business from consignment to turnkey. Although sales to Diamond in the first quarter of fiscal 1999 were consistent with expectations, the Company expects the level of business to decline in future quarters. Sales also increased by $6.0 million in the first quarter of fiscal 1999 when compared to the corresponding period of the prior fiscal year due to the initiation of shipments under a full turnkey contract with Next Level Communications ("Next Level"). The increases in sales to Diamond and Next Level were offset by a decrease of $10.4 million in sales to Global Village Communications ("Global Village"). Following Global Village's sale of its modem business to Boca Research, Inc. ("Boca") in June 1998, manufacturing of products for Boca has declined to minimal levels. This paragraph contains forward-looking statements and readers are urged to consider the "Factors that May Affect the Company" in this regard.

         Gross profit for the first quarter of fiscal 1999 was $615,000 or 0.8% of sales, as compared to $5.6 million or 6.1% of sales for the first quarter of fiscal 1998. Gross profit as a percentage of sales decreased in the first quarter of fiscal 1999 when compared to the corresponding period of the prior fiscal year principally as a result of increases in manufacturing overhead costs incurred in anticipation of higher sales volumes and costs associated with the initiation of new manufacturing projects.

         Selling, general and administrative expenses were $3.4 million or 4.6% of sales in the first quarter of fiscal 1999, as compared to $3.1 million or 3.4% of sales in the first quarter of fiscal 1998. The increase in such expenses in the current quarter when compared to the corresponding quarter of the prior fiscal year was primarily due to increases in marketing and information systems costs incurred in an effort to increase revenues and improve profitability in future periods.

         Net interest expense for the first quarter of fiscal year 1999 was $415,000, as compared to $395,000 in the first quarter of fiscal 1998. Interest expense increased in the first quarter of fiscal 1999 when compared to the corresponding quarter of the prior fiscal year primarily due to an increase in average debt balances associated with the funding of the Company's expansion of capacity in Mexico.

         The Company's effective income tax rate was approximately 38% throughout the first three months of both fiscal years 1999 and 1998. The effective income tax rate approximates the blended state and federal statutory rates in the United States and Mexico.

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

         CUSTOMER CONCENTRATION; DEPENDENCE ON INDUSTRY TRENDS. A small number of customers are currently responsible for a significant portion of the Company's net sales. In the quarter ended October 31, 1998 and fiscal years ended July 31, 1998, 1997 and 1996, the Company's four largest customers in such periods accounted for approximately 70%, 56%, 61%, and 63%, respectively, of consolidated net sales. Sales to Micron Electronics, Inc., with which business was discontinued in the second quarter of fiscal 1998, accounted for approximately 24% and 21% of the Company's revenues for the fiscal years ended July 31, 1998 and July 31, 1997, respectively. Any material delay, cancellation or reduction of orders from these or other customers could have a material adverse effect on the Company's results of operations.

         The percentage of the Company's sales to its major customers may fluctuate from period to period. Significant reductions in sales to any of these customers, or failure to pay in full by any customer of amounts owed to the Company, could have a material adverse effect on the Company's results of operations. In addition, customer contracts can be canceled and volume levels may be materially changed or delayed. The timely replacement of canceled, delayed or reduced contracts with new business cannot be assured. These risks are exacerbated because the Company's sales are to customers in segments of the electronics industry subject to rapid technological change and product obsolescence. The factors affecting these industries in general, or any of the Company's major customers in particular, could have a material adverse effect on the Company's results of operations.

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

         Historically, Cortelco has not been as current as other customers in making payments on its trade accounts with the Company. In July 1998, the Company converted certain older accounts receivable from Cortelco totaling $2.0 million into a note receivable. Under the terms of the note, Cortelco has agreed to pay the balance over a three-year term with monthly payments of $50,000, plus interest and a final installment of $200,000 due at the end of the three-year period. Interest accrues on the note at a rate of 9.0% per annum. The Company continues to provide credit for manufacturing services sold to Cortelco in the form of trade receivables, and as of October 31, 1998, had approximately $4,498,000 in trade receivables from Cortelco. Cortelco's payments on its trade accounts with the Company have in the past been late, and there can be no assurances that such payments or payments on the note will in the future be made on a timely basis, if at all.

         COMPETITION. The electronics manufacturing services industry is comprised of a large number of companies, several of which have achieved substantial market share. The Company also faces competition from current and prospective customers, which evaluate the Company's capabilities against the merits of manufacturing products internally. The Company competes with different companies depending on the type of service or geographic area. Certain of the Company's competitors have broader geographic breadth. They also may have greater manufacturing, financial, research and development and marketing resources than the Company. The Company believes that the primary basis of competition in its targeted markets is manufacturing technology, quality, responsiveness, and the provision of value-added services and price. To be competitive, the Company must provide technologically advanced manufacturing services, high product quality levels, flexible delivery schedules and reliable delivery of finished products on a timely and price competitive basis. The Company currently may be at a competitive disadvantage as to price when compared to manufacturers with lower cost structures, particularly with respect to manufacturers with established facilities in regions where labor costs are lower.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company's bank credit facility is comprised of a revolving credit line of $25.0 million and a $6.0 million term loan amortizing over fifty-six months beginning in October 1996. The loan agreement contains financial covenants related to the Company's net worth and debt service coverage and restricts capital expenditures. At October 31, 1998, total borrowings under this facility were $15.2 million under the revolving credit line and $3.2 million under the term loan.

         The Company leases its U.S manufacturing facilities and certain equipment using both capital and operating lease arrangements. At October 31, 1998, future minimum lease payments under the noncancelable portion of lease agreements were $18.8 million, of which $6.6 million is scheduled for payment in the next twelve months.

         The Company's cash and cash equivalents decreased from $5.3 million to $4.7 million during the three months ended October 31, 1998. During this period, the Company's operations provided cash of $3.1 million because a $13.4 million increase in accounts payable more than offset the net loss before depreciation and amortization of $1.1 million, an $8.1 million increase in inventories, a $913,000 increase in accounts receivable and a $155,000 change in other assets and liabilities.

         The Company used $674,000 in investing activities during the three months ended October 31, 1998. Cash expended in investing activities was principally to improve leaseholds and to acquire manufacturing equipment.

         Cash used in financing activities in the three months ended October 31, 1998 totaled $3.0 million, including $469,000 used to repay long-term debt obligations and $2.9 million used to reduce borrowings under the Company's revolving credit line. Cash provided included $329,000 from the issuance of approximately 81,240 shares of the Company's Common Stock under the Company's stock option and employee stock purchase plans.

         The Company's needs for financing in the next twelve months may include increases in working capital to support sales growth, if any, and expansion of capacity (plant and equipment). During fiscal 1998, the Company purchased a 4.4-acre tract of land in Hermosillo, Mexico and an 110,000 square foot manufacturing plant located at this site. The final payment of approximately $635,000 for this facility is expected be made in the second quarter of fiscal 1999 using cash on hand and funds available under the Company's lines of credit. The Company expects to meet its other short-term liquidity requirements generally through net cash provided by operations, vendor credit terms, operating lease arrangements and short-term borrowings under its lines of credit.

         The Company from time to time evaluates possible business acquisitions, facility additions and expansion of capabilities. The Company may seek additional financing as needed to pursue growth opportunities, including any expansion of capacity; however, there can be no assurance that such financing will be available on terms acceptable to the Company, if at all.

IMPACT OF THE YEAR 2000 ISSUE

         The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's manufacturing equipment, computer programs or computer hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to operate equipment, process transactions, send invoices, or engage in similar normal business activities.

         Based on recent assessments, the Company determined that it will be required to modify or replace only insignificant portions of hardware and software so that those systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with minor modifications of existing hardware and software, the Year 2000 Issue can be mitigated.

         The Company's plan to resolve the Year 2000 Issue involves four phases; assessment, remediation, testing and implementation. To date the Company believes that it has completed its assessment of all material systems that could be affected by the Year 2000 Issue. The completed assessment indicated that most of the Company's significant information technology systems and software and hardware used in manufacturing equipment (hereafter also referred to as operating equipment) would not be materially affected. Further, the Company does not conduct a significant portion of its vendor purchase transactions through systems that interface directly with suppliers.

         For its information technology exposures, the Company believes that it has completed the remediation phase for all material systems and that it has completed all software reprogramming and replacement as of December 15, 1998. To date, the Company has completed approximately one-half of its testing and has implemented approximately one-half of its remediated systems. The Company has currently scheduled the testing phase to be complete by January 1, 1999, with all remediated systems fully implemented by January 31, 1999; however, there can be no assurance that such schedules will be met.

         For its operating equipment exposures, the Company believes that it has completed the remediation phase of the resolution process as of December 15, 1998. Testing of this equipment is more difficult than its information technology systems and the Company is in the early stages of this task. The Company is scheduled to complete its testing and implementation of affected equipment by March 31, 1999; however, there can be no assurance that such schedules will be met.

         With respect to third parties, the Company currently has no material systems that interface directly with significant vendors. The Company plans to query its important suppliers regarding Year 2000 readiness but to date is not aware of any problems that would materially impact results of operations, liquidity or capital resources. However, the Company has no means of ensuring that these third parties will be Year 2000 ready and any inability of those parties to complete their Year 2000 resolution process could materially impact the Company.

         The Company will primarily utilize internal resources to reprogram, to replace, test and implement, as needed, the software and operating equipment for Year 2000 modifications. The total cost of the Year 2000 project is not expected to materially affect the Company's business or results of operations. However, there can be no guarantee that unexpected events will not occur and actual results could be materially adversely affected. Specific factors that might cause such material adverse effects include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties.


EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

         The Accounting Standards Executive Committee has issued Statement of Position ("SOP") 98-5, Reporting on the Costs and Start-up Activities, effective for fiscal years beginning after December 15, 1998 (fiscal 2000 for the Company). SOP 98-5 requires the costs of start-up activities and organization costs to be expensed as incurred. In fiscal 1998, the Company capitalized $1.2 million of start-up costs incurred to begin manufacturing operations in Hermosillo, Mexico. The Company plans to amortize 20%, or $240,000, in fiscal 1999 and expense the balance of $960,000 in fiscal 2000 upon adoption of SOP 98-5.

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

         In connection with a fiscal 1996 staff reduction, certain terminated employees subsequently claimed that the Company had engaged in age discrimination in their dismissal and sought damages of varying amounts. The Company defended the actual and threatened claims vigorously during fiscal 1998 incurring approximately $275,000 in legal costs over the course of the year. On August 6, 1998, a judgment was rendered in the favor of one plaintiff in the amount of $127,000, which the Company has appealed. A second plaintiff's claim for $53,000 was filed and subsequently settled for $48,500. The EEOC has negotiated with the Company to reach a monetary settlement for other potential claimants. Without admitting any liability, the Company has entered into a Conciliation Agreement with the EEOC and agreed to pay approximately $500,000 to settle all such claims and limit future litigation costs. As a result of these events and the significant ongoing costs to defend these claims, in

October 1998, the Company concluded that its interest would be best served to settle all such matters. The Company has reserved $975,000 to resolve all such claims, which represents its best estimate of funds to ultimately be paid to such claimants. This charge was recorded in the fiscal year ended July 31, 1998.

         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits. Exhibit 27.1 Financial Data Schedule (for SEC use only)

         (b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the quarter ended October 31, 1998.

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

                                                   CMC INDUSTRIES, INC.
                                                   --------------------
                                                   Registrant



Date:  December 15, 1998                           /s/ Matthew G. Landa
                                                   -----------------------------
                                                   Matthew G. Landa
                                                   President and Chief Executive
                                                   Officer






Date:  December 15, 1998                           /s/ Andrew J. Moley
                                                   ----------------------------
                                                   Andrew J. Moley
                                                   Executive Vice President and
                                                   Chief Financial Officer