Form 10-Q
period 1999-01-31
CMC INDUSTRIES INC
filed 1999-03-12
CIK 913270

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-Q

                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1999

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

                 COMMON STOCK, $.01 PAR VALUE--7,681,798 SHARES
                       OUTSTANDING AS OF FEBRUARY 28, 1999

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

                              CMC Industries, Inc.
                      Condensed Consolidated Balance Sheets
                                 (In Thousands)


                                                         January 31, 1999        July 31, 1998
                                                            Unaudited                 (*)
                                                         ----------------        --------------

                             ASSETS

   Current assets
       Cash and cash equivalents                           $      4,228          $      5,281
       Accounts and notes receivable, net                        35,310                31,282
       Accounts and notes receivable from affiliate               5,709                 5,678
       Inventories                                               26,789                20,275
       Other current assets                                       1,084                 2,000
                                                           ------------          ------------
         Total current assets                                    73,120                64,516

       Notes receivable from affiliate                            1,100                 1,400
       Plant and equipment, net                                  19,713                18,790
       Investment in preferred stock of affiliate                 5,884                 5,884
       Other assets                                               4,059                 4,015
                                                           ------------          ------------

                                                           $    103,876          $     94,605
                                                           ============          ============

              LIABILITIES AND STOCKHOLDERS' EQUITY

    Current liabilities
       Notes payable under lines of credit                 $     17,232          $     18,111
       Current portion of long-term debt                          1,752                 2,146
       Accounts payable                                          31,998                21,365
       Other current liabilities                                  6,434                 7,301
                                                           ------------          ------------
         Total current liabilities                               57,416                48,923

       Long-term debt                                             4,758                 2,268
       Other liabilities                                          1,364                 1,469
                                                           ------------          ------------
         Total liabilities                                       63,538                52,660

    Stockholders' equity
       Common stock                                                  77                    76
       Additional paid-in capital                                36,486                36,157
       Retained earnings                                          4,216                 6,153
       Treasury stock                                              (441)                 (441)
                                                           ------------          ------------


         Total stockholders' equity                              40,338                41,945
                                                           ------------          ------------

                                                           $    103,876          $     94,605
                                                           ============          ============


    *  Condensed from audited consolidated financial statements.
    See notes to unaudited condensed consolidated financial statements.

                              CMC Industries, Inc.
                   Condensed Consolidated Statements of Income
                      (In thousands, except per share data)

                                    UNAUDITED

                                                   Three Months Ended           Six Months Ended
                                                       January 31,                 January 31,
                                                -----------------------     -------------------------
                                                  1999           1998         1999            1998
                                                 -------        ------       -------         -------

Net sales                                        $  74,575     $  88,431     $ 148,314      $ 179,047
Cost of sales                                       71,009        82,926       144,133        167,984
                                                 ---------     ---------     ---------      ---------

Gross profit                                         3,566         5,505         4,181         11,063

Selling, general and administrative expenses         3,077         3,182         6,447          6,281
                                                 ---------     ---------     ---------      ---------

Operating income                                       489         2,323        (2,266)         4,782

Interest expense, net                                  419           357           834            752
                                                 ---------     ---------     ---------      ---------

Income before income taxes                              70         1,966        (3,100)         4,030

Provision for income taxes                              26           737        (1,163)         1,511
                                                 ---------     ---------     ---------      ---------

Net income                                       $      44     $   1,229     $  (1,937)     $   2,519
                                                 =========     =========     =========      =========

Net income per common share
     Basic                                       $    0.01     $    0.18     $   (0.26)     $    0.36
     Diluted                                     $    0.01     $    0.17     $   (0.25)     $    0.34

Weighted average shares outstanding
     Basic                                           7,593         6,951         7,580          6,935
     Diluted                                         7,718         7,405         7,643          7,380




See notes to unaudited condensed consolidated financial statements.

                              CMC Industries, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                    UNAUDITED


                                                       Six Months Ended January 31,
                                                      -------------------------------
                                                            1999         1998
                                                          ---------    ---------

Cash flows from operating activities:

  Net income (loss)                                      $ (1,937)     $  2,519

  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization                           1,721         1,063
    Change in assets and liabilities:
      Receivables                                          (3,759)       (4,717)
      Inventories                                          (6,514)        7,631
      Accounts payable                                     10,633        (7,276)
      Other assets and liabilities                           (246)          788
                                                         --------      --------

Net cash provided by (used in) operating activities          (102)            8
                                                         --------      --------

Cash flows from investing activities:

  Capital expenditures                                     (1,556)       (1,114)
  Payments for equipment held for sale and leaseback           --        (3,015)
  Deposits for facility under construction in Mexico           --        (1,500)
  Other                                                        --          (389)
                                                         --------      --------

Net cash used in investing activities                      (1,556)       (6,018)
                                                         --------      --------

Cash flows from financing activities:

  Borrowings under lines of credit, net                      (879)        3,564
  Proceeds from  long-term debt                             2,092          --
  Principal payments on long-term debt                       (938)         (836)
  Proceeds from issuance of stock                             330         4,015
                                                         --------      --------

Net cash provided by financing activities                     605         6,743
                                                         --------      --------

Net increase (decrease) in cash and cash equivalents       (1,053)          733

Cash and cash equivalents at beginning of period            5,281         4,298
                                                         --------      --------

Cash and cash equivalents at end of period               $  4,228      $  5,031
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

         NOTE 2 - INVENTORIES

         The components of inventories were as follows (in thousands):

                                                     January 31,        July 31,
                                                        1999              1998
                                                     ----------         --------
         Raw materials and purchased components      $ 25,710           $ 17,868
         Work-in-process                                   70              1,637
         Finished goods                                 1,009                770
                                                     --------           --------
                                                     $ 26,789           $ 20,275
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


                                                                           Years Ended
                                ---------------------------------------------------------------------------------------------
                                            July 31, 1998                   July 31,1997                July 31, 1996
                                -----------------------------   ------------------------------  -----------------------------
                                   Net              Per Share     Net                Per Share    Net               Per Share
                                Earnings    Shares    Amount    Earnings   Shares     Amount    Earnings   Shares     Amount
                                --------    ------    ------    --------   ------     ------    --------   ------     ------
BASIC EPS
Earnings available to
   Common shareholders           $2,531       7,205      $0.35    $1,606      6,757      $0.24      $105      6,235     $0.02

EFFECT OF DILUTIVE SECURITIES
Stock Options                                   348                             410                             214
                                            -------                        --------                        --------

DILUTED EPS
Earnings available to
   Common shareholders           --------              -------   -------               -------    ------               ------
   Plus assumed conversions        $2,531     7,553      $0.34    $1,606      7,167      $0.22      $105      6,449     $0.02
                                 =============================================================================================

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

         Set forth below are analyses of the Company's results of operations for the three and six months ended January 31, 1999.

RESULTS OF OPERATIONS

         Sales for the second quarter of fiscal year 1999 decreased by approximately 16% to $74.6 million from $88.4 million for the corresponding quarter of the prior year. Sales for the first six months of fiscal 1999 were $148.3 million, a 17% decrease from sales of $179.1 million for the same period of the prior year. Excluding sales to Micron Electronics, Inc. ("Micron"), with which business was discontinued at the end of the second quarter of fiscal 1998, sales for the second fiscal quarter and first six months of fiscal 1998 were $55.1 million and $107.6 million respectively. For further information on the termination of the Micron business, refer to the Company's Form 10Q for the quarterly period ended January 31, 1998.

         Sales to customers other than Micron increased during the second quarter and first six months of fiscal 1999 by $19.5 million (to $74.6 million from $55.1 million) and $40.7 million (to $148.3 million from $107.6 million), respectively, when compared to the corresponding periods of the prior year. These increases were accomplished with sales to new customers and increased sales to certain existing customers. Sales to Next Level Communications ("Next Level"), a customer new to the Company in fiscal 1999, were $8.5 million and $14.5 million for the second quarter and first six months of fiscal 1999, respectively. Sales to Diamond Multimedia Systems, Inc. ("Diamond") increased during the second quarter and first six months of fiscal 1999 when compared to the same periods of fiscal 1998 by $16.4 million and $41.4 million, respectively, due to both an increase in shipments and the conversion of the business from consignment to turnkey. The increases in sales to Diamond and Next Level were partially offset by the loss of business with Global Village Communications ("Global Village") following the sale of its modem business to Boca Research, Inc. ("Boca") in June 1998. Sales to Global Village were $10.4 million and $20.8 million in the second quarter and first six months of fiscal 1998, respectively, but sales to Boca have been minimal in fiscal 1999.

         Gross profit for the second quarter of fiscal 1999 was $3.6 million or 4.8% of sales, as compared to $5.5 million or 6.2% of sales for the second quarter of fiscal 1998. Gross profit for the first six months of fiscal 1999 was $4.2 million or 2.8% of net sales, as compared to $11.1 million or 6.2% for the same period of the prior fiscal year. Gross profit as a percentage of sales decreased in the second quarter and first six months of fiscal 1999 when compared to the corresponding periods of the prior fiscal year principally as a result of increases in manufacturing overhead costs incurred in anticipation of higher sales volumes and costs associated with the initiation of new manufacturing projects. There can be no assurance that any anticipated increase in sales will occur or that sales will not decrease in future periods. See "Factors that May Affect the Company".

         Selling, general and administrative expenses were $3.1 million or 4.1% of sales in the second quarter of fiscal 1999, as compared to $3.2 million or 3.6% of sales in the second quarter of fiscal 1998. Such expenses were $6.4 million or 4.3% of sales in the first six months of fiscal 1999, as compared to $6.3 million or 3.5% of sales for the corresponding period of the prior year. Although selling, general and administrative expenses were comparable on an absolute basis in the corresponding periods of fiscal 1999 and fiscal 1998, such expenses as a percentage of sales increased in the fiscal 1999 periods due to the lower sales levels.

         Net interest expense for the second quarter and first six months of fiscal year 1999 was $419,000 and $834,000, respectively, as compared to $357,000 and $752,000 for the corresponding periods of fiscal 1998. Interest expense increased in the second quarter and first six months of fiscal 1999 when compared to the corresponding periods of the prior fiscal year primarily due to an increase in average debt balances associated with the funding of the Company's expansion of capacity in Mexico.

         The Company's effective income tax rate was approximately 38% throughout the first six months of both fiscal years 1999 and 1998. The effective income tax rate approximates the blended state and federal statutory rates in the United States and Mexico.

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

         POTENTIAL FLUCTUATIONS IN OPERATING RESULTS. The Company's operating results are affected by a number of factors, including the timing and mix of manufacturing projects, capacity utilization, price competition, the degree of automation that can be used in the assembly process, the efficiencies that can be achieved by the Company in managing inventories and fixed assets, the timing of orders from customers, fluctuations in demand for customer products, the timing of expenditures, customer product delivery requirements, increased costs and shortages of components or labor and economic conditions generally. All of these factors can cause substantial fluctuations in the Company's operating results. The Company's expenditures (including, but not limited to, equipment, inventory and labor) are based, in part, on its expectations as to future revenues and, to a large extent, are fixed in the short term. Accordingly, the Company has in the past and may in the future be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in revenues, and any significant shortfall of demand in relation to the Company's expectations or any material delay or cancellation of customer orders could have an almost immediate material adverse effect on the Company's operating results. As a result of these and other factors, it is possible that in some future period, the Company's operating results could fail to meet the expectations of public market analysts or investors. In such events, or in the event that adverse conditions prevail or are perceived to prevail generally or with respect to the Company's business, the trading price of Company's Common Stock could drop significantly.

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

         CUSTOMER CONCENTRATION; DEPENDENCE ON INDUSTRY TRENDS. A small number of customers are currently responsible for a significant portion of the Company's net sales. In the six months ended January 31, 1999 and fiscal years ended July 31, 1998, 1997 and 1996, the Company's four largest customers in such periods accounted for approximately 68%, 56%, 61%, and 63%, respectively, of consolidated net sales. Sales to Micron Electronics, Inc., with whom business was discontinued in the second quarter of fiscal 1998, accounted for approximately 24% and 21% of the Company's revenues for the fiscal years ended July 31, 1998 and July 31, 1997, respectively. Any material delay, cancellation or reduction of orders from these or other customers could have a material adverse effect on the Company's results of operations.

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

         RELATIONSHIP WITH CORTELCO. The Company has had numerous transactions with its former affiliate and customer, Cortelco Systems Holding Corp. ("Cortelco"). David S.Lee, a director of the Company, is also a director of Cortelco, and is the largest stockholder of each of the Company and Cortelco. Transactions between the Company and Cortelco include the transfer of certain assets and related liabilities associated with the telephone business to Cortelco in exchange for 1,000,000 shares of Preferred Stock of Cortelco in August 1993 and the execution of an agreement to provide certain products and related support services to customers of Cortelco. The Company has the right to require that the Preferred Stock be redeemed by Cortelco beginning on August 1, 1999 in five annual installments of $2.5 million each. There can be no assurances that such payments will be made by Cortelco on a timely basis, if at all.

         Historically, Cortelco has not been as current as other customers in making payments on its trade accounts with the Company. In July 1998, the Company converted certain older accounts receivable from Cortelco totaling $2.0 million into a note receivable. Under the terms of the note, Cortelco has agreed to pay the balance over a three-year term with monthly payments of $50,000, plus interest and a final installment of $200,000 due at the end of the three-year period. Interest accrues on the note at a rate of 9.0% per annum. As of January 31, 1999, Cortelco had made all payments required at that date under the terms of the note. The Company continues to provide credit for manufacturing services sold to Cortelco in the form of trade receivables, and as of January 31, 1999, had approximately $5,109,000 in trade receivables from Cortelco. Cortelco's payments on its trade accounts with the Company have in the past been late, and there can be no assurances that such payments or payments on the note will in the future be made on a timely basis, if at all.

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

LIQUIDITY AND CAPITAL RESOURCES

         Effective January 31, 1999, the Company entered into a new bank loan agreement comprised of a revolving credit line of $30 million and a $5 million term loan. The loan agreement contains financial covenants related to the Company's net worth and debt service coverage and restricts capital expenditures. At January 31, 1999, total borrowings under this facility were $17.2 million under the revolving credit line and $5.0 million under the term loan.

         The Company leases its U.S manufacturing facilities and certain equipment using both capital and operating lease arrangements. At January 31, 1999, future minimum lease payments under the non-cancelable portion of lease agreements were $18.4 million, of which $6.9 million is scheduled for payment in the next twelve months.

         The Company's cash and cash equivalents decreased from $5.3 million to $4.2 million during the six months ended January 31, 1999. During this period, the Company's operations used cash of $102,000 and the Company experienced a $10.6 million increase in accounts payable, a net loss before depreciation and amortization of $216,000, a $6.5 million increase in inventories, a $3.8 million increase in accounts receivable and a $246,000 change in other assets and liabilities.

         The Company used cash of $1.6 million in investing activities during the six months ended January 31, 1999, including $435,000 for payments on the Hermosillo, Mexico facilities. Cash expended in other investing activities was principally to improve leaseholds and to acquire manufacturing equipment.

         Cash provided by financing activities in the six months ended January 31, 1999 totaled $605,000 on a net basis. Cash provided included $2.1 million from the restructure of long-term debt and $330,000 from the issuance of approximately 81,240 shares of the Company's Common Stock under the Company's stock option and employee stock purchase plans. Cash used included $879,000 to reduce outstanding borrowings under the Company's revolving credit line and $938,000 to repay long-term debt and capital lease obligations.

         The Company's needs for financing in the next twelve months may include increases in working capital to support sales growth, if any, and expansion of capacity (plant and equipment). During fiscal 1998, the Company purchased a 4.4-acre tract of land in Hermosillo, Mexico and a 110,000 square foot manufacturing plant located at this site. The final payment of approximately $200,000 for this facility is expected to be made in the third quarter of fiscal 1999 using cash on hand and funds available under the Company's lines of credit, although there can be no assurance of this. The Company expects to meet its other short-term liquidity requirements generally through net cash provided by operations, vendor credit terms, operating lease arrangements and short-term borrowings under its lines of credit.

         The Company from time to time evaluates possible business acquisitions, facility additions and expansion of capabilities. The Company may seek additional financing as needed to pursue growth opportunities, including any expansion of capacity; however, there can be no assurance that such financing will be available on terms acceptable to the Company, if at all.

IMPACT OF THE YEAR 2000 ISSUE

         The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any manufacturing equipment, computer programs or computer hardware used by the Company that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to operate equipment, process transactions, send invoices, or engage in similar normal business activities.

         The Company determined in its initial assessment that only insignificant portions of hardware and software required modification or replacement so that those systems would properly utilize dates beyond December 31, 1999. The Company presently believes that due to completion of minor modifications to existing hardware and software, the Year 2000 Issue has been substantially mitigated, although there can be no assurance of this.

         The Company's plan to resolve the Year 2000 Issue involved four phases; assessment, remediation, testing and implementation. The Company believes that it has completed its assessment of all material systems that could be affected by the Year 2000 Issue. The completed assessment indicated that most of the Company's significant information technology systems and software and hardware used in manufacturing equipment (hereafter also referred to as operating equipment) would not be materially affected, although there can be no assurance of this. Further, the Company does not conduct a significant portion of its vendor purchase transactions through systems that interface directly with suppliers.

         For its information technology exposures, the Company believes that it has completed the remediation phase and all software reprogramming and replacement for all material systems. To date, the Company believes that it has completed its testing and has implemented all of its remediated systems. However, there can be no assurance that such implementation has resolved all related Year 2000 issues.

         For its operating equipment exposures, the Company believes that it has completed the remediation phase of the resolution process, although there can be no assurance of this. Testing of this equipment is more difficult than its information technology systems and the Company is now in the late stages of this task. The Company is scheduled to complete its testing and implementation of affected equipment by March 31, 1999; however, there can be no assurance that such schedules will be met.

         With respect to third parties, the Company currently has no material systems that interface directly with significant vendors. The Company has queried its important suppliers regarding Year 2000 readiness but to date is not aware of any problems that would materially impact results of operations, liquidity or capital resources. However, the Company has no means of ensuring that these third parties will be Year 2000 ready and any inability of those parties to complete their Year 2000 resolution process could materially impact the Company.

         The Company has primarily utilized internal resources to reprogram, to replace, test and implement, as needed, the software and operating equipment for Year 2000 modifications. The total cost of the Year 2000 project is not expected to materially affect the Company's business or results of operations. However, there can be no guarantee that unexpected events will not occur and actual results could be materially adversely affected. Specific factors that might cause such material adverse effects include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties.

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

         In connection with a fiscal 1996 staff reduction, certain terminated employees subsequently claimed that the Company had engaged in age discrimination in their dismissal and sought damages of varying amounts. The Company defended the actual and threatened claims vigorously during fiscal 1998 incurring approximately $275,000 in legal costs over the course of the year. On August 6, 1998, a judgment was rendered in the favor of one plaintiff in the amount of $127,000, which the Company subsequently settled for $112,000. A second plaintiff's claim for $53,000 was filed and subsequently settled for $48,500. The EEOC has negotiated with the Company to reach a monetary settlement for other potential claimants. Without admitting any liability, the Company has entered into a Conciliation Agreement with the EEOC and agreed to pay approximately $500,000 to settle all such claims and limit future litigation costs. As a result of these events and the significant ongoing costs to defend these claims, in October 1998, the Company concluded that its interest would be best served to settle all such matters. The Company has reserved $975,000 to resolve all such claims, which represents its best estimate of funds to ultimately be paid to such claimants. This charge was recorded in the fiscal year ended July 31, 1998.

         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.  Exhibit 27.1 Financial Data Schedule (for SEC use only)

(b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the quarter ended January 31, 1998.

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


                                               CMC INDUSTRIES, INC.
                                               --------------------
                                               Registrant

Date: March 12, 1999                           /s/ Matthew G. Landa
                                               ---------------------
                                               Matthew G. Landa

                                               President and Chief Executive
                                               Officer

Date: March 12, 1999                           /s/ Andrew J. Moley
                                               --------------------
                                               Andrew J. Moley
                                               Executive Vice President and
                                               Chief Financial Officer