Form 10-Q
period 1999-04-30
CMC INDUSTRIES INC
filed 1999-06-09
CIK 913270

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-Q

                                   (MARK ONE)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1999

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

                 COMMON STOCK, $.01 PAR VALUE -7,681,798 SHARES
                         OUTSTANDING AS OF MAY 31, 1999

                                      INDEX

                         PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited):

                  Balance Sheets                                                          3

                  Statements of Income                                                    4

                  Statements of Cash Flows                                                5

                  Notes to Financial Statements                                           6-7



Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                          7-13

Item 3.  Quantitative and Qualitative Disclosure About Market Risks                      13


                             PART II - OTHER INFORMATION


Item 1.  Legal Proceedings                                                               13-14

Item 6.  Exhibits and Reports on Form 8-K                                                14

Signatures                                                                               15

                              CMC Industries, Inc.
                      Condensed Consolidated Balance Sheets
                                 (In Thousands)


                                                            April 30, 1999        July 31, 1998
                                                               Unaudited               (*)
                                                            --------------        -------------

                             ASSETS

Current assets
   Cash and cash equivalents                                    $  5,260            $  5,281
   Accounts and notes receivable, net                             21,290              31,282
   Accounts and notes receivable from affiliate                    4,712               5,678
   Inventories                                                    30,838              20,275
   Other current assets                                            1,499               2,000
                                                                --------            --------

     Total current assets                                         63,599              64,516

   Notes receivable from affiliate                                   950               1,400
   Plant and equipment, net                                       19,276              18,790
   Investment in preferred stock of affiliate                      5,884               5,884
   Other assets                                                    4,296               4,015
                                                                --------            --------

                                                                $ 94,005            $ 94,605
                                                                ========            ========

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Notes payable under lines of credit                          $  9,919            $ 18,111
   Current portion of long-term debt                               1,647               2,146
   Accounts payable                                               31,227              21,365
   Other current liabilities                                       5,189               7,301
                                                                --------            --------

     Total current liabilities                                    47,982              48,923

   Long-term debt                                                  4,547               2,268
   Other liabilities                                               1,364               1,469
                                                                --------            --------

     Total liabilities                                            53,893              52,660

Stockholders' equity
   Common stock                                                       78                  76
   Additional paid-in capital                                     36,831              36,157
   Retained earnings                                               3,644               6,153
   Treasury stock                                                   (441)               (441)
                                                                --------            --------

     Total stockholders' equity                                   40,112              41,945
                                                                --------            --------

                                                                $ 94,005            $ 94,605
                                                                ========            ========


* Condensed from audited consolidated financial statements.

See notes to unaudited condensed consolidated financial statements.

                              CMC Industries, Inc.
                   Condensed Consolidated Statements of Income
                      (In thousands, except per share data)

                                    UNAUDITED

                                                             Three Months Ended               Nine Months Ended
                                                                  April 30,                       April 30,
                                                         --------------------------       --------------------------
                                                           1999             1998            1999             1998
                                                         ---------        ---------       ---------        ---------

      Net sales                                          $  58,677        $  58,565       $ 206,991        $ 237,612
      Cost of sales                                         56,405           54,596         200,538          222,580
                                                         ---------        ---------       ---------        ---------

      Gross profit                                           2,272            3,969           6,453           15,032

      Selling, general and administrative expenses           2,907            2,731           9,354            9,012
                                                         ---------        ---------       ---------        ---------

      Operating income (loss)                                 (635)           1,238          (2,901)           6,020

      Interest expense, net                                    280              311           1,114            1,063
                                                         ---------        ---------       ---------        ---------

      Income (loss) before income taxes                       (915)             927          (4,015)           4,957

      Provision (benefit) for income taxes                    (343)             347          (1,506)           1,858
                                                         ---------        ---------       ---------        ---------

      Net income (loss)                                  $    (572)       $     580       $  (2,509)       $   3,099
                                                         =========        =========       =========        =========

      Net income (loss) per common share
           Basic                                         $   (0.07)       $    0.08       $   (0.33)       $    0.44
           Diluted                                       $   (0.07)       $    0.08       $   (0.33)       $    0.41

      Weighted average shares outstanding
           Basic                                             7,657            7,440           7,606            7,104
           Diluted                                           7,657            7,724           7,606            7,495


See notes to unaudited condensed consolidated financial statements.

                              CMC Industries, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                    UNAUDITED

                                                                             Nine Months Ended April 30,
                                                                            ----------------------------
                                                                              1999                1998
                                                                            --------            --------

      Cash flows from operating activities:

        Net income (loss)                                                   $ (2,509)           $  3,099

        Adjustments to reconcile net income to
         net cash provided by operating activities:
          Depreciation and amortization                                        2,603               1,629
          Change in assets and liabilities:
            Receivables                                                       11,408              (5,842)
            Inventories                                                      (10,563)              4,448
            Accounts payable                                                   9,862              (3,207)
            Other assets and liabilities                                      (2,216)                842
                                                                            --------            --------

      Net cash provided by operating activities                                8,585                 969
                                                                            --------            --------

      Cash flows from investing activities:

        Capital expenditures                                                  (1,928)             (2,027)
        Payments for equipment held for sale and leaseback                        --              (1,099)
        Deposits for facility under construction in Mexico                        --              (2,135)
        Other                                                                     --              (1,559)
                                                                            --------            --------

      Net cash used in investing activities                                   (1,928)             (6,820)
                                                                            --------            --------

      Cash flows from financing activities:

        Borrowings under lines of credit, net                                 (8,192)              4,278
        Proceeds from long-term debt                                           2,092                  --
        Principal payments on long-term debt                                  (1,254)             (1,268)
        Proceeds from issuance of stock                                          676               4,362
                                                                            --------            --------

      Net cash provided by (used in) financing activities                     (6,678)              7,372
                                                                            --------            --------

      Net increase (decrease) in cash and cash equivalents                       (21)              1,521

      Cash and cash equivalents at beginning of period                         5,281               4,298
                                                                            --------            --------

      Cash and cash equivalents at end of period                            $  5,260            $  5,819
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

         NOTE 2 - INVENTORIES

         The components of inventories were as follows (in thousands):

                                                                                  April 30,                July 31,
                                                                                    1999                     1998
                                                                                  ---------                --------

         Raw materials and purchased components                                    $ 28,877                $ 17,868
         Work-in-process                                                                875                   1,637
         Finished goods                                                               1,086                     770
                                                                                   --------                --------
                                                                                   $ 30,838                $ 20,275
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


                                                                          Years Ended
                                  --------------------------------------------------------------------------------------------
                                         July 31, 1998                   July 31,1997                    July 31, 1996
                                  -----------------------------  ------------------------------    ---------------------------
                                    Net               Per Share    Net                Per Share      Net             Per Share
                                  Earnings   Shares     Amount   Earnings    Shares     Amount     Earnings  Shares    Amount
                                  --------   ------     ------   --------    ------     ------     --------  ------    ------

BASIC EPS
Earnings available to
   Common shareholders             $2,531     7,205      $0.35    $1,606      6,757      $0.24      $105      6,235     $0.02

EFFECT OF DILUTIVE SECURITIES
Stock Options                                   348                             410                             214
                                              -----                           -----                           -----

DILUTED EPS
Earnings available to
   Common shareholders             ------                -----    ------                 -----      ----                -----
   Plus assumed conversions        $2,531     7,553      $0.34    $1,606      7,167      $0.22      $105      6,449     $0.02
                                   ==========================================================================================

         NOTE 4 - SUBSEQUENT EVENT

         On May 10, 1999, the Company entered into a definitive merger agreement with ACT Manufacturing, Inc. ("ACT"), a provider of value-added electronics manufacturing services for original equipment manufacturers in the networking and telecommunications, computer, industrial and medical equipment markets. The closing of the merger with ACT (the "Merger") is subject to the approval of the shareholders of ACT and the Company, various regulatory approvals and other customary closing conditions. Under the terms of the agreement, each share of CMC common stock will be exchanged for 0.5 shares of ACT common stock. The Merger is expected to be accounted for as a pooling of interest.

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

         On May 10, 1999, the Company entered into a definitive merger agreement with ACT Manufacturing, Inc. ("ACT"), a provider of value-added electronics manufacturing services for original equipment manufacturers in the networking and telecommunications, computer, industrial and medical equipment markets. The closing of the merger with ACT (the "Merger") is subject to the approval of the shareholders of ACT and the Company, various regulatory approvals and other customary closing conditions. Under the terms of the agreement, each share of CMC common stock will be exchanged for 0.5 shares of ACT common stock. The Merger is expected to be accounted for as a pooling of interest.

         Set forth below are analyses of the Company's results of operations for the three and nine months ended April 30, 1999.

RESULTS OF OPERATIONS

         Sales for the third quarter of fiscal year 1999 were $58.7 million as compared to $58.6 million for the corresponding quarter of the prior year. Sales for the first nine months of fiscal 1999 were $207.0 million, a 13% decrease from sales of $237.6 million for the same period of the prior year. Sales to customers other than Micron Electronics, Inc. ("Micron"), with which business was discontinued at the end of the second quarter of fiscal 1998, increased during the first nine months of fiscal 1999 by $40.8 million (to $207.0 million from $166.2 million) when compared to the corresponding period of the prior year. For further information on the termination of the Micron business, refer to the Company's Form 10Q for the quarterly period ended January 31, 1998.

         Sales to three customers new to the Company in fiscal 1999, Next Level Communications ("Next Level"), Telular Corporation ("Telular") and Proxim, Inc. ("Proxim"), were $1.7 million, $1.8 million and $1.3 million, respectively, for the third quarter of fiscal 1999 and $16.2 million, $2.9 million and $1.5 million, respectively, for the first nine months of fiscal 1999. Sales to Diamond Multimedia Systems, Inc. ("Diamond") increased during the third quarter and first nine months of fiscal 1999 when compared to the same periods of fiscal 1998 by $6.2 million and $47.6 million, respectively, due to both an increase in shipments and the conversion of the business from consignment to turnkey. Sales to new customers and the increase in sales to Diamond were partially offset by the loss of business with Global Village Communications ("Global Village") following the sale of its modem business to Boca Research, Inc. ("Boca") in June 1998. Sales to Global Village were $6.1 million and $26.9 million in the third quarter and first nine months of fiscal 1998, respectively, but sales to Boca have been minimal in fiscal 1999.

         Gross profit for the third quarter of fiscal 1999 was $2.3 million or 3.9% of sales, as compared to $4.0 million or 6.8% of sales for the third quarter of fiscal 1998. Gross profit for the first nine months of fiscal 1999 was $6.5 million or 3.1% of net sales, as compared to $15.0 million or 6.3% for the same period of the prior fiscal year. Gross profit as a percentage of sales decreased in the third quarter and first nine months of fiscal 1999 when compared to the corresponding periods of the prior fiscal year principally as a result of increases in manufacturing overhead costs incurred in anticipation of higher sales volumes and costs associated with the initiation of new manufacturing projects. There can be no assurance that any anticipated increase in sales will occur or that sales will not decrease in future periods. See "Factors that May Affect the Company".

         Selling, general and administrative expenses were $2.9 million or 5.0% of sales in the third quarter of fiscal 1999, as compared to $2.7 million or 4.7% of sales in the third quarter of fiscal 1998. Such expenses were $9.4 million or 4.5% of sales in the first nine months of fiscal 1999, as compared to $9.0 million or 3.8% of sales for the corresponding period of the prior year. Selling, general and administrative expenses were higher on an absolute basis in the fiscal 1999 periods than in the corresponding periods of fiscal 1998 primarily due to an increase in the Company's sales force and related expenses. Such expenses as a percentage of sales also increased in the first nine months of fiscal 1999 as compared to the corresponding period of the prior year due to the lower sales levels.

         Interest expense for the third quarter and first nine months of fiscal year 1999 was $401,000 and $1,114,000, respectively, as compared to $311,000 and $1,063,000 for the corresponding periods of fiscal 1998. Interest expense increased in the third quarter and first nine months of fiscal 1999 when compared to the corresponding periods of the prior fiscal year primarily due to an increase in average debt balances associated with the funding of the Company's expansion of capacity in Mexico. The effect of the higher interest expense in the fiscal 1999 periods was partially offset by the recognition in the Company's third fiscal quarter of $121,000 of interest income on a note receivable from Cortelco. See "Factors that May Affect the Company".

         The Company's effective income tax rate was approximately 38% throughout the first nine months of both fiscal years 1999 and 1998. The effective income tax rate approximates the blended state and federal statutory rates in the United States and Mexico.

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

         CUSTOMER CONCENTRATION; DEPENDENCE ON INDUSTRY TRENDS. A small number of customers are currently responsible for a significant portion of the Company's net sales. In the nine months ended April 30, 1999 and fiscal years ended July 31, 1998, 1997 and 1996, the Company's four largest customers in such periods accounted for approximately 65%, 56%, 61%, and 63%, respectively, of consolidated net sales. Sales to Micron Electronics, Inc., with whom business was discontinued in the second quarter of fiscal 1998, accounted for approximately 24% and 21% of the Company's revenues for the fiscal years ended July 31, 1998 and July 31, 1997, respectively. Any material delay, cancellation or reduction of orders from these or other customers could have a material adverse effect on the Company's results of operations.

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

         RELATIONSHIP WITH CORTELCO. The Company has had numerous transactions with its former affiliate and customer, Cortelco Systems Holding Corp. ("Cortelco"). David S. Lee, a director of the Company, is also a director of Cortelco, and is the largest stockholder of each of the Company and Cortelco. Transactions between the Company and Cortelco include the transfer of certain assets and related liabilities associated with the telephone business to Cortelco in exchange for 1,000,000 shares of Preferred Stock of Cortelco in August 1993 and the execution of an agreement to provide certain products and related support services to customers of Cortelco.

         In March 1999, CMC consented to a restructuring of certain assets of Cortelco. In connection with this restructuring, Cortelco distributed common stock of Cortelco Systems, Inc. ("CSI") to its shareholders on a pro rata basis. Pursuant to this distribution, CMC and Cortelco entered into a Stock Distribution Agreement and CMC received its pro rata share which was equal to 6,125,302 shares of common stock of CSI. CMC also entered into a Stock Purchase Agreement with Mr. Lee under which, through a series of "put" and "call" rights, Mr. Lee effectively guarantees CMC's right to receive not less than approximately $5.9 million in respect of the common stock of CSI and the preferred stock of Cortelco by May 2002. In consideration for the receipt of Mr. Lee's guarantee, CMC consented to an amendment to Cortelco's Certificate of Incorporation which, among other things, delays the dates on which the preferred stock may be tendered for redemption by CMC.

         Furthermore, Cortelco's wholly-owned subsidiary, Cortelco Puerto Rico, merged into CSI in connection with the above identified distribution. CSI merged with BCS Technologies, Inc., with CSI being the surviving entity. Finally, CSI filed a Form S-1 in April 1999 and currently intends to complete an initial public offering later this year. The Company intends to be a selling shareholder of shares of common stock in CSI's initial public offering. There can no assurances that such sale will occur or what the proceeds will be from such sales, if any.

         Historically, Cortelco has not been as current as other customers in making payments on its trade accounts with the Company. In July 1998, the Company converted certain older accounts receivable from Cortelco totaling $2.0 million into a note receivable. Under the terms of the note, Cortelco has agreed to pay the balance over a three-year term with monthly payments of $50,000, plus interest and a final installment of $200,000 due at the end of the three-year period. Interest accrues on the note at a rate of 9.0% per annum. As of April 30, 1999, Cortelco had made all payments required at that date under the terms of the note. The Company continues to provide credit for manufacturing services sold to Cortelco in the form of trade receivables, and as of April 30, 1999, had approximately $4.1 million in trade receivables from Cortelco. Cortelco's payments on its trade accounts with the Company have in the past been late, and there can be no assurances that such payments or payments on the note will in the future be made on a timely basis, if at all.

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

         POSSIBLE VOLATILITY OF MARKET PRICE OF COMMON STOCK. The trading price of the Company's Common Stock is subject to significant fluctuations in response to variations in quarterly operating results, general conditions in the electronics manufacturing services industry as well as the industries of the Company's customers, and other factors. In addition, the stock market is subject to price and volume fluctuations which affect the market price for many high technology companies in particular, and which may or may not be unrelated to operating performance. Also, the trading price of the Company's Common Stock may be affected by the announcement of its Merger with ACT. There can be no assurance as to the trading price of the Company's Common Stock at any time in the future. In this regard, see "Note 4 to the Condensed Consolidated Financial Statements".

LIQUIDITY AND CAPITAL RESOURCES

         The Company's bank loan agreement is comprised of a revolving credit line of $30 million and a $5 million term loan. At April 30, 1999, total borrowings under this facility were $9.9 million under the revolving credit line and $4.8 million under the term loan. The loan agreement contains financial covenants related to the Company's net worth and debt service coverage and restricts capital expenditures. At April 30, 1999 the Company was in default under the net worth and debt service covenants and has requested a waiver from the bank with respect to such covenants.

         The Company leases its U.S. manufacturing facilities and certain equipment using both capital and operating lease arrangements. At April 30, 1999, future minimum lease payments under the non-cancelable portion of lease agreements were $17.6 million, of which $7.2 million is scheduled for payment in the next twelve months.

         The Company's cash and cash equivalents decreased by $21,000 to $5,260,000 during the nine months ended April 30, 1999. During this period, the Company's operations provided cash of $8.6 million resulting from the netting of a $9.9 million increase in accounts payable, a net profit before depreciation and amortization of $94,000, a $10.6 million increase in inventories, an $11.4 million decrease in accounts receivable, a $2.1 million decrease in accrued liabilities and a $104,000 change in other assets and liabilities.

         The Company used cash of $1.9 million in investing activities during the nine months ended April 30, 1999, including $535,000 for payments on the Hermosillo, Mexico facilities. Cash expended in other investing activities was principally to improve leaseholds and to acquire manufacturing equipment.

         Cash used in financing activities in the nine months ended April 30, 1999 totaled $6.7 million on a net basis. Cash provided included $2.1 million of long-term debt proceeds and $676,000 from the issuance of approximately 169,482 shares of the Company's Common Stock under the Company's stock option and employee stock purchase plans. Cash used included $8.2 million to reduce outstanding borrowings under the Company's revolving credit line and $1.3 million to repay long-term debt and capital lease obligations.

         The Company's needs for financing in the next twelve months may include increases in working capital to support sales growth, if any, and expansion of capacity (plant and equipment). During fiscal 1998, the Company purchased a 4.4-acre tract of land in Hermosillo, Mexico and a 110,000 square foot manufacturing plant located at this site. The final payment of approximately $100,000 for this facility is expected to be made in the fourth quarter of fiscal 1999 using cash on hand and funds available under the Company's lines of credit, although there can be no assurance of this. The Company expects to meet its other short-term liquidity requirements generally through net cash provided by operations, vendor credit terms, operating lease arrangements and short-term borrowings under its lines of credit.

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

         For its operating equipment exposures, the Company believes that it has completed the remediation phase of the resolution process, although there can be no assurance of this. Testing of this equipment was more difficult than its information technology systems but the Company believes that it has completed its testing and implementation of affected equipment; however, there can be no assurance that such implementation has resolved all related Year 2000 issues.

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

         The Company primarily utilized internal resources to reprogram, to replace, test and implement, as needed, the software and operating equipment for Year 2000 modifications. To date, the total cost of the Year 2000 project has not materially affected the Company's business or results of operations. However, there can be no guarantee that unexpected events will not occur and actual results could be materially adversely affected. Specific factors that might cause such material adverse effects include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties.

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

                              CMC INDUSTRIES, INC.
Item 3

                     QUANTITATIVE AND QUALITATIVE DISCLOSURE
                                ABOUT MARKET RISK

None

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

         In connection with a fiscal 1996 staff reduction, certain terminated employees subsequently claimed that the Company had engaged in age discrimination in their dismissal and sought damages of varying amounts. The Company defended the actual and threatened claims vigorously during fiscal 1998 incurring approximately $275,000 in legal costs over the course of the year. On August 6, 1998, a judgment was rendered in the favor of one plaintiff in the amount of $127,000, which the Company subsequently settled for $112,000. A second plaintiff's claim for $53,000 was filed and subsequently settled for $48,500. The EEOC negotiated with the Company to reach a monetary settlement for other potential claimants. Without admitting any liability, the Company entered into a Conciliation Agreement with the EEOC and agreed to pay approximately $500,000 to settle all such claims and limit future litigation costs. As a result of these events and the significant ongoing costs to defend these claims, in October 1998, the Company concluded that its interest would be best served to settle all such matters. The Company reserved $975,000 to resolve all such claims, which represented its best estimate of funds to ultimately be paid to such claimants. This charge was recorded in the fiscal year ended July 31, 1998.

         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                  Exhibit           Description
                  -------           -----------

                  10.1              Stock Distribution Agreement between CMC Industries,  Inc. and Cortelco
                                    Systems Holding Corp. dated March 15, 1999.

                  10.2              Stock Purchase Agreement between CMC Industries, Inc. and David S. Lee dated
                                    March 15, 1999.

                  10.3              Registration Rights Agreement between CMC Industries, Inc. and Cortelco
                                    Systems, Inc. dated March 15, 1999.

                  27.1              Financial Data Schedule (for SEC use only)

         (b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the quarter ended April 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CMC INDUSTRIES, INC.
                                          --------------------------------------
                                          Registrant



Date:  June 8, 1999                       /s/ Matthew G. Landa
                                          --------------------------------------
                                          Matthew G. Landa
                                          President and Chief Executive
                                          Officer





Date:  June 8, 1999                       /s/ Andrew J. Moley
                                          --------------------------------------
                                          Andrew J. Moley
                                          Executive Vice President and
                                          Chief Financial Officer